Form 10QSB
period 2005-09-30
VIKA CORP.
filed 2005-11-28
CIK 1309710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-124421

VIKA CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0430675

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

Suite 202, 2310 W 2nd Ave., Vancouver, BC V6K 1J1

 (Address of principal executive offices)

604-221-7384

(Issuer’s telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  27,679,000 shares of Common Stock as at September 30, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the three months ended September 30, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended September 30, 2005 , include:

(a)

Balance Sheet as of September 30, 2005, and December 31, 2004;

(b)

Statement of Operations – for three and nine months ended September 30, 2005 and 2004 and December 3, 2003 (Date of Incorporation) to September 30, 2005;

(c)

Statement of Cash flows – nine months ended September 30, 2005 and 2004 and December 3, 2003 (Date of Incorporation) to September 30, 2005;

(d)

Statement of Changes in Stockholders' Deficiency; and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficiency in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

VIKA CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

VIKA CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Stated in US Dollars)

(Unaudited)

		September 30,	December 31,
ASSETS		2005	2004

Current
Cash		$ 2,432	$ 2,690
Deposit on inventory		-	4,629

		2,432	7,319
Equipment, net		2,274	3,075

Total Assets		$ 4,706	$ 10,394

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 7,781	$ 4,850
Deferred revenue		-	7,200
Due to a related party – Note 3		22,100	4,100

		29,881	16,150

STOCKHOLDERS’ DEFICIENCY

Common stock
50,000,000	shares authorized - $0.001 par value
27,679,000	(2004: 27,679,000) shares outstanding	27,679	27,679
Additional paid-in capital – Note 4		23,391	17,391
Deficit accumulated during the development stage		(76,245)	(50,826)

		(25,175)	(5,756)

Total Liabilities and Shareholders’ Deficiency		$ 4,706	$ 10,394

SEE ACCOMPANYING NOTES

VIKA CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2005 and 2004 and for the period December 3, 2003 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

					December 3,
					2003
					(Date of
					Incorporation)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Sales	$ -	$ -	$ 7,200	$ -	$ 7,200

Cost of sales	-	-	(4,629)	-	(4,629)

Gross profit	-	-	2,571	-	2,571

Expenses
Accounting and audit fees	11,374	-	15,477	-	20,327
Amortization	267	-	801	-	935
Bank charges	20	11	25	54	93
Consulting fees – Note 3	-	5,000	-	23,500	42,500
Filing fees	75	-	1,954	-	1,954
Office	146	456	570	495	2,056
Rent	2,000	-	6,000	-	6,000
Travel	-	-	3,163	-	4,951

	13,882	5,467	27,990	24,049	78,816

Net loss for the period	$ (13,882)	$ (5,467)	$ (25,419)	$ (24,049)	$ (76,245)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	27,679,000	27,650,000	27,679,000	22,347,904

SEE ACCOMPANYING NOTES

VIKA CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2005 and 2004 and

for the period December 3, 2003 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

			December 3,
			2003
			(Date of
			Incorporation)
	Nine Months Ended		to
	September 30,		September 30,
	2005	2004	2005
Cash Flows used in Operating Activities
Net loss for the period	$ (25,419)	$ (24,049)	$ (76,245)
Add items not affecting cash:
Amortization	801	-	935
Consulting fees	-	-	15,000
Rent	6,000	-	6,000
Changes in non-cash working capital items related to operations:
Deposit on inventory	4,629	-	-
Accounts payable and accrued liabilities	2,931	-	7,781
Deferred revenue	(7,200)	-	-
	(18,258)	(24,049)	(46,529)
Investing Activity
Acquisition of capital assets	-	-	(3,209)
Cash Flows from Financing Activities
Capital stock issued	-	30,070	30,070
Advances from director	18,000	100	22,100
	18,000	30,170	52,170
Increase (decrease) in cash during the period	(258)	6,121	2,432
Cash, beginning of the period	2,690	-	-
Cash, end of the period	$ 2,432	$ 6,121	$ 2,432
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 4

SEE ACCOMPANYING NOTES

VIKA CORP.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period December 3, 2003 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common	Shares	Paid in	Development
	Number	Par Value	Capital	Stage	Total

Capital stock issued for services – at $0.001	15,000,000	$ 15,000	$ -	$ -	$ 15,000
Net loss for the period	-	-	-	(15,000)	(15,000)

Balance as at December 31, 2003	15,000,000	15,000	-	(15,000)	-

Capital stock issued for cash – at $0.002	12,660,000	12,660	12,660	-	25,320
– at $0.25	19,000	19	4,731	-	4,750
Net loss for the year	-	-	-	(35,826)	(35,826)

Balance as at December 31, 2004	27,679,000	27,679	17,391	(50,826)	(5,756)

Capital contribution	-	-	6,000	-	6,000

Net loss for the period	-	-	-	(25,419)	(25,419)

Balance as at September 30, 2005	27,679,000	$ 27,679	$ 23,391	$ (76,245)	$ (25,175)

On July 15, 2004, the Company’s shares were forward split on a 10 new for 1 old basis. The shares issued prior to this date have been restated to reflect this forward split.

SEE ACCOMPANYING NOTES

VIKA CORP.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the company’s December 31, 2004 financial statements.

The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Note 2

Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at September 30, 2005, the Company has not yet attained profitable operations, has a working capital deficiency of $27,449 and has accumulated losses of $76,245 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

Management has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan over the next twelve months.  In addition, the Company intends to seek additional short-term loans or other debt financing which may include advances from the President of the Company.

Note 3

Related Party Transactions – Note 4

The Company incurred the following expense charged by a director of the Company and a manager of the Company:

December 3,
2003
(Date of
Incorporation)
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Consulting fees	$ -	$ -	$ -	$ 18,500	$ 42,500

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

The amount due to a related party is due to a director of the Company for cash advances to the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  A director of the Company provided office space at no charge during the nine months ended September 30, 2005.  The fair value of this contribution ($6,000) has been recorded as additional paid-in capital.  This transaction was excluded from the statements of cash flows.

Note 5

Subsequent Event

On October 13, 2005, the Company filed a prospectus with the Securities and Exchange Commission on Form SB-2 for the registration of up to 12,679,000 common shares at $0.20 per share, subject to regulatory approval.  These shares will be sold by existing shareholders and the Company will not receive any proceeds from this sale. The Company also intends to seek a listing on the United States Over the Counter Bulletin Board.

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on December 3, 2003 under the laws of the state of Nevada.  Our  principal  offices  are  located  at  Suite 202, 2310 W 2nd Ave., Vancouver, BC V6K 1J1.     Our Phone number is 604-221-7384.

Our goal is to provide a service that will install and maintain a wireless point of presence (“POPs”) for customers.  This means that our potential customers will be able to access the Internet or their email server wirelessly from anywhere within a 20 kilometer (13 miles) range.

The POP will be located in an area that we deem to be an underserved area for traditional DSL and T1 facilities, meaning no cables for transmission exist in the area.  The POPs will be located on existing telecommunications towers or buildings that meet the technical criteria for such deployments.  We will service the POPs in addition to installing them.  Each client application shall be designed to ensure the best quality of service link is provided.

We commenced business in December 2004 when we were retained by On-Q Systems, of North Vancouver, British Columbia, to install a POP on their building roof that would allow them to maneuver their 8 man crew in almost constant wireless communication with email and the internet.  We received $7,200 in revenues from the project, which revenue was deferred to the quarter ending March 31, 2005 because the installation was not completed until that quarter.

PLAN OF OPERATION

 We have not done any additional business since that last installation and while we hope to procure new business there is no assurance that there will be any forth coming.   Because of the aforementioned lack of on going business we believe we can only be a viable business should Mr. Sutherland continue to lending us treasury funds.   There is no foreseeable equity financing forth coming to Vika Corp. at the moment.  Currently we have very little treasury funds and Mr. Sutherland has continued to provide small amounts of debt financing to Vika Corp. but we can not guarantee that will continue.  Currently we have about two months worth of financing in the treasury.  We hope to access a wider pool of public financing as a public company but again there are no assurances that we will achieve public status.

New computer and radio equipment will be required if and when we attain new clients and these costs can vary.  Clients will enter into a service level agreement (“SLA”) that provides them with a pre-defined degree of customer and technical service.

Principle expenses over the next 12 months are expected to be the following:

•

Cost of salaries, which to this point have been irregularly paid.

•

US$144,000 for our President, Scott Sutherland and Robert Lepage and one marketing people (should financing allow)

•

Cost of purchasing new point to point hardware.

•

US$45,000 - based on 10 new POP’s.

•

Cost of leased company van, including down payment

•

US$9,500 per annum

•

Cost of maintaining office. US$7,200

•

Cost of accounting and legal.

US$38,000 per year. Accounting cost supports our ongoing attempt to become a reporting company.  Legal expenses for the year will primarily support our attempt to become a reporting company.

•

We have researched the cost of advertising to small business and end users alike and there is a variety of print media where we can advertise our service.  This is essential for the proliferation of our service.  We feel that it is important we begin doing this as soon as our financial situation allows.  We would require a $70,000 advertising budget, which is minimal and would be aimed at print media.

Our cash needs have been met to this point by two sources, loans from our President, Mr. Scott Sutherland, and prior to that by equity financing via private placements which made up the substantial portion of our funding.  We have raised $30,070 in equity financing to this point.  When it became difficult to raise funds by way of an equity financing, Mr. Sutherland provided funding to us to meet our needs to make it to the next equity or debt financing, although there is or was no assurance that we will or would be be successful in raising such funds.  At September 30, 2005 Mr. Sutherland had loaned us a total of US$22,000.  All loans from Mr. Sutherland are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of repayment.

It is our goal to raise $400,000 over the next 12 months.  We expect to have approximately US $75,000 in the treasury after expenses under our planned budget.  There is no assurance we will be able to raise any portion of these funds.  This money would be used primarily to purchase equipment, pay salaries, and, most importantly, carry out our marketing program.  The amount of equipment we will purchase during the next 12 months will depend upon the amount of POPs we are able to sign up, if any.   Since our first job was completed in February we have not erected any additional POPs for new customers.

Scott Sutherland, our President, is providing our debt financing now and, while we expect that he will continue to do so until another debt or equity financing is possible, there is no guarantee of any kind he will continue to provide such funding.   As of September 30, 2005 we had $2,432 in the treasury, which we believe will be sufficient for us to carry on business for the next 2 months.  Mr. Sutherland has provided loans to us on a semi-regular basis, although there is no guarantee this will continue.  Based on our limited revenue as at September 30, 2005 we are dependent on debt financing from Mr. Sutherland as we have not been successful in securing equity financing at this time.   We must continue to rely more on ongoing debt financing until such time as we are successful in raising funds by way of an equity financing or until we earn sufficient revenues to sustain our operations.

RESULTS OF OPERATIONS

We incurred a loss of $13,882 for the three months ended September 30, 2005, compared to a loss of $5,467 for the three months ended September 30, 2004.   Operating expenses during the three and nine months generally increased as did our activity to some degree.

Professional fees increased from $0 for the three months ended September 30, 2004 to $11,324 for the three months ended September 30, 2005.  Consulting expenses decreased to $0 for the three months ended September 30, 2005 from $5,000 for the three months ended September 30, 2005 which reflected the fact that treasury funds became more and more limited as time has gone forward.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,432 as of three months ended September 30, 2005.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete any future research and development programs.  We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

Item 3.

   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

None

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2005

Vika Corp.

By:

/s/ Scott Sutherland

Scott Sutherland, President

(Principal Executive Officer

 and Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Sutherland, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Vika Corp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 24, 2005

Vika Corp.

By:

/s/ Scott Sutherland

Scott Sutherland, President

(Principal Executive Officer

 and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Sutherland, President and Principal Executive Officer and Principal Financial Officer of Vika Corp. certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Vika Corp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: November 24, 2005

Vika Corp.

By:

/s/ Scott Sutherland

Scott Sutherland, President

(Principal Executive Officer

 and Principal Financial Officer)