Form 10KSB
period 2005-12-31
HANDHELD ENTERTAINMENT, INC.
filed 2006-03-30
CIK 1309710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
                   For the fiscal year ended DECEMBER 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934
                 For the Transition Period from __________ to __________

                        Commission File No. 333-124421

                         HANDHELD ENTERTAINMENT, INC.
             (Name of small business issuer in its charter)

                  DELAWARE                               98-0430675
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

539 BRYANT STREET, SUITE 403 SAN FRANCISCO,               94107
                 CALIFORNIA
  (Address of principal executive offices)              (Zip code)

               (415) 495-6470
 Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Issuer's revenues for its most recent fiscal year: $7,200.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of MARCH 21, 2006 was approximately $69,592,343.

As of MARCH 21, 2006 14,215,588 Shares of Issuer's common stock were outstanding.

Documents incorporated by reference: NONE

Transitional small business disclosure format: Yes [_] No [X]

                          HANDHELD ENTERTAINMENT, INC.
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS

PART I                                                                         3

   Item 1- Description of Business                                             3
   Item 2- Description of Property                                            11
   Item 3- Legal Proceedings                                                  11
   Item 4- Submission of Matters to a Vote of Security Holders                11

PART II                                                                       11

   Item 5- Market for Common Equity, Related Stockholder Matters and Small
   Business Issuer Purchases of Equity Securities                             11
   Item 6- Management's Discussion and Analysis or Plan of Operation          12
   Item 7- Financial Statements                                               15
   Item 8- Changes In and Disagreements with Accountants on Accounting and
   Financial Disclosure                                                       27
   Item 8A- Controls and Procedures                                           27
   Item 8B- Other Information                                                 27

PART III                                                                      28

   Item 9- Directors, Executive Officers, Promoters, and Control Persons;
   Compliance with Section 16(a) of the Exchange Act                          28
   Item 10- Executive Compensation                                            31
   Item 11- Security Ownership of Certain Beneficial Owners and
   Management and Related Stockholder Matters                                 34
   Item 12- Certain Relationships and Related Transactions                    35
   Item 13- Exhibits                                                          36
   Item 14- Principal Accountant Fees and Services                            36

SIGNATURES                                                                    40

POWER OF ATTORNEY                                                             41

INDEX TO EXHIBITS                                                             42

          PART I

UNLESS SPECIFICALLY NOTED OTHERWISE, THIS ANNUAL REPORT ON FORM 10-KSB REFLECTS
THE BUSINESS AND OPERATIONS OF VIKA CORP. PRIOR TO THE REVERSE MERGER
TRANSACTION THAT WAS COMPLETED ON FEBRUARY 10, 2006 AND IS DESCRIBED BELOW. FOR
A MORE COMPLETE DISCUSSION OF THE REVERSE MERGER TRANSACTION AND THE BUSINESS
AND OPERATIONS OF HANDHELD ENTERTAINMENT, INC., PLEASE SEE OUR CURRENT REPORT ON
FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 13, 2006.
SUBSEQUENT TO THIS FORM 10-KSB, WE WILL FILE AN AMENDMENT TO OUR FORM 8-K TO
INCLUDE FINANCIAL STATEMENTS OF HANDHELD ENTERTAINMENT, INC. FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2005, INCLUDING A DISCUSSION OF ITS FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Unless otherwise indicated or the context otherwise requires, all references in this document to "we," "our," "us" and "Vika" refer to Vika Corp. prior to the reverse merger transaction described below. Unless otherwise indicated or the context otherwise requires, all references in this document to "Handheld" refer to the post-reverse merger company.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as
amended (the "Exchange Act"). All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will,"
"expects," "believes," "plans," "estimates," "potential," or "continue," or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings "Legal Proceedings" and "Management's Discussion and Analysis
and Plan of Operation," generally, and specifically therein under the captions
"Liquidity and Capital Resources" as well as elsewhere in this Annual Report on
Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

ITEM 1- DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were incorporated on December 3, 2003 under the laws of the state of Nevada.
Our principal offices were located at Suite 202, 2310 West 2nd Avenue,
Vancouver, British Columbia, V6K 1J1.

While our goal was to become a provider of private and secure carrier class data and voice network for small and medium size businesses, we were unsuccessful in developing that business. Prior to the reverse merger described below, we were a development stage company with limited revenue and limited operations.

On February 8, 2006, Vika Corp., a Nevada corporation ("Vika-NV"), was merged with and into Vika Corp., a Delaware corporation ("Vika-DE"), for the sole purpose of changing the state of incorporation to Delaware from Nevada. Pursuant to the merger, each share of Vika-NV was exchanged for one share of Vika-DE.

REVERSE MERGER WITH HANDHELD ENTERTAINMENT, INC.

On February 10, 2006, Vika-DE entered into an Agreement of Merger and Plan of
Reorganization (the "Merger Agreement") by and among Vika-DE, Handheld
Entertainment, Inc., a privately held California corporation ("HHE"), and HHE
Acquisition, Inc., a newly formed wholly-owned California subsidiary of Vika- DE
("Acquisition Sub"). Upon effectiveness of the merger contemplated under the
Merger Agreement (the "Merger"), Acquisition Sub was merged with and into HHE, and HHE became a wholly-owned subsidiary of Vika-DE.

Pursuant to the terms and conditions of the Merger Agreement:

     o    Each share of HHE issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of Vika-DE common stock.

     o    2,350,000 shares of Vika-DE common stock remained outstanding, and
          25,329,000 shares of Vika-DE outstanding common stock were cancelled.

     o    Each outstanding option or warrant to acquire HHE's capital stock was assumed by Vika-DE and is exercisable for shares of Vika-DE's common stock.

     o    Scott Sutherland resigned as the sole director and officer of Vika-DE and Acquisition Sub.

     o    Vika-DE's board of directors was reconstituted to consist of Jeff
          Oscodar, Carl Page, Bill Keating, Geoff Mulligan and Nathan Schulhof,
          the directors of HHE prior to the Merger.

Pursuant to the terms of the Merger Agreement, following the Merger, Vika-DE changed its name to Handheld Entertainment, Inc.

For further information regarding the reverse merger transaction, please see our
Current Report on Form 8-K filed with the Securities and Exchange Commission
(the "SEC") on February 13, 2006.

PRIVATE PLACEMENT

In connection with the Merger, through February 22, 2006, we accepted subscriptions for a total of 152.1 units in a private placement, each unit consisting of 25,000 shares of our common stock, at a purchase price of $50,000 per unit (the "Private Placement"). We received gross proceeds from the Private
Placement in the amount of $7,605,000.

The Private Placement was made solely to "accredited investors," as that term is defined in Regulation D under the Securities Act. The units and the common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

For further information regarding the Private Placement, please see our Current
Reports on Form 8-K filed with the SEC on February 13, 2006 and February 24,
2006.

OVERVIEW OF OUR BUSINESS

          PRINCIPAL PRODUCTS AND SERVICES

Our goal was to provide a service that would install and maintain a wireless point of presence ("POPs") for customers. This meant that our potential customers would be able to access the Internet or their email server wirelessly from anywhere within a 20 kilometer (13 miles) range.

The POP would have been located in areas that we deemed to be an underserved area for traditional DSL and T1 facilities, meaning no cables for transmission exist in the area. The POPs would have been located on existing telecommunications towers or buildings that met the technical criteria for such deployments. We would have serviced the POPs in addition to installing them.
Each client application would have been designed to ensure the best quality of service link was provided. In the event of any system failures, a qualified technician would be dispatched to trouble shoot and resolve the problem. We would initially retain one full time staff member to monitor the network and address network issues as noted above.

We commenced business in December 2004 when we were retained by On-Q System, of
North Vancouver, British Columbia, to install a POP on their building roof that would allow them to maneuver their 8 man crew in almost constant wireless communication with email and the internet. We received $7,200 in revenues from the project, which revenue was deferred to the quarter ending March 31, 2005 because the installation was not completed until that quarter.

The technical criteria for selection of the POP location is as follows:

          o    Unobstructed view of potential customer buildings and beta test location;

          o    Ease of access to the rooftop;

          o    Presence of a high speed DSL facility;

          o    Presence of AC power; and

          o    Minimal amount of interfering radio frequencies.

In addition to the above, no lease commitment/obligation was required as it is a private property and the installation complies with standard structural engineering practice. In addition, the placement of the antenna does not detract from the visual aesthetics of the building.

The test point is providing a wireless high speed point to point link to On-Q
Systems located 4.7 kilometres from the POP. The installation is providing us with performance metrics that were used to optimize operational links so that we could provide the best possible solution in varying conditions. The link provided internet access to the remote location as well as high speed data transfer between two servers with one located at each location. We purchased the radio equipment from Waverider Communications and the equipment incorporates monitoring software that would trigger alarms when critical performance parameters are exceeded. These alarms can be configured to send a SMS (text)
message to a cellphone or via an email to the individuals responsible for monitoring the system, thereby precluding the need for a dedicated resource.
This allows an individual to respond to a system anomaly on an as needed basis.

          MARKETING

Our goal was to supply broadband wireless capability to small and medium size companies that have shown a need for this type of service. We did not target individual residences. Target companies were those that needed cost effective connectivity solutions and which were located in areas that were underserved by incumbent telephone companies. Due to the costs associated with implementing the wireless infrastructure we focused on simpler, cost effective marketing tools.

These included and were not be limited to; direct mail programs, co-op flyers, advertising in trade magazines and local newspapers, inclusion in internet search engines for website exposure, sponsorship activities, brochures, networking events, and word of mouth.

While we did not have the ability to capitalize on many of the following marketing tools, these are some of the marketing ideas we had hoped to utilize in the future. Involvement in some or all of the following promotional activities was our goal:

     o    Advertise in the Yellow Pages.

     o    Attend as a guest speaker at seminars and provide a presentation of our area of expertise.

     o    Build and maintain a customer mailing and contact list on database software.

     o    Build our image with well-designed letterhead and business cards.

     o    Design a brochure that best explains the benefits of our services.

     o    Explore cross promotion with a non-competing company selling to our target market.

     o    Hold a seminar on our service, product or industry.

     o    Include promotional material with our invoices.

     o    Look for prospective customers at trade shows related to our industry.

     o    Look for prospective customers at seminars related to our industry.

     o    Look for prospective customers in magazines and newspapers related to our industry.

          COMPETITIVE BUSINESS CONDITIONS

Currently, there are two active competitors in the fixed wireless broadband segment in the Greater Vancouver area. These are Metrobridge Networks and Prime
Signal. They use slightly different technology that is not as well suited to the harsh radio frequency environment. The new Wimax technology that was to be used in our networks was a differentiator from our competitors. There is limited information available on these competing companies because they are private.
They have been in business for approximately three years each.

THE TECHNOLOGY

WiMAX is a standards-based (IEEE 802.16) technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL. The
WiMAX specification improves upon many of the limitations of the Wi-Fi standard by providing increased bandwidth and stronger encryption. WiMAX will provide fixed, nomadic, portable and, eventually, mobile wireless broadband connectivity without the need for direct line-of-sight with a base station. In a typical cell radius deployment of three to ten kilometers, WiMAX systems can be expected to deliver capacity of up to 40 Mbps per channel, for fixed and portable access applications. This is enough bandwidth to simultaneously support hundreds of businesses with T-1 speed connectivity and thousands of residences with DSL speed connectivity. Mobile network deployments are expected to provide up to 15
Mbps of capacity within a typical cell radius deployment of up to three kilometers. It is expected that WiMAX technology will be incorporated in notebook computers and PDAs in 2006, allowing for urban areas and cities to become "MetroZones" for portable outdoor broadband wireless access.

We installed a "preWimax" version of the standard which does not incorporate the mobility component of the standard, which is on track to be ratified by the IEEE
(Electrical and Electronics Engineers, Inc.) of working groups by the fourth quarter of 2006. The pre wimax technology offers a higher degree of quality and performance over the existing wireless technologies currently deployed by competing companies. Certain equipment manufacturers decided not to wait for the completion of the final draft of the standard and started to produce pre Wimax solutions that incorporated all of the standards' technical advantages for
"fixed" wireless point to point applications. As the final version of the standard comes close to ratification, the vendors will release new versions of equipment that will incorporate the "mobility" component. That is the true advantage of this technology as it allows providers to offer anytime, anywhere wireless solutions.

Our approach was to offer this leading edge technology while still nascent in the industry in order to acquire a competitive edge. Being an IP (Internet
Protocol) based technology, the opportunity exists to add a voice component which may have significantly increased the value proposition of the service and a strong market differentiator. This may have allowed end users to use notebooks and PDA's for voice and data communications.

A potential client's equipment consisted of an antenna externally mounted on the roof of the client's building. The antenna is connected to a radio receiver and integrated ethernet router, which would have resided inside the building. The central POP would have been physically located in the same general geographic area and provided the service to the client's building via a wireless broadband point to point connection. This was achieved by deploying similar radio equipment to that of the client's location.

The wireless link does not require a direct line of sight view of the client's building. This was considered to be one of the key attributes of this technology and business. A typical POP is either located on an existing radio transmission tower or a building that meets the required height criteria. Waverider, the company that sold our equipment to us, claims that the range on their radio is up to 20 kilometres or 13 miles. The POP location was to be chosen based on several criteria, such as proximity to the target market, a particular corporate application and various technical considerations. We intended to continue buying the equipment we supply to any potential customers from Waverider
Communications.

The technology utilizes the unlicensed portion of the electromagnetic spectrum.
This portion of the spectrum is universally allocated to the industrial, scientific and medical community for communications purposes and is also available to other users that use communication equipment that is designed and manufactured for specific use in this band. As such, no regulatory licenses are required to use these frequencies.

          DEPENDENCE ON MAJOR CUSTOMERS

One customer accounted for 100% of our revenues in the year ended December 31,
2005.

          PROPRIETARY RIGHTS AND LICENSES

We do not own, either legally or beneficially, any patent or trademarks.

          PRODUCT DEVELOPMENT

We have not spent any money on research and development activities since our inception and have not budgeted for the expenditure of money on research and development activities in the near term.

          EMPLOYEES

During the year ended December 31, 2005, we did not have any employees. We had two consultants, Robert Lepage and Scott Sutherland, who provided their services on an "as needed" basis. Our President, Scott Sutherland, spent approximately 3 to 4 hours a day on our business and our consultant, Robert Lepage, provided his services on an "as needed" basis. There are and have been long periods of inactivity where Mr. Lepage's services were not required.

          RISK FACTORS

PLEASE SEE OUR CURRENT REPORT ON FORM 8-K FILED WITH THE SEC ON FEBRUARY 13,
2006 FOR A DISCUSSION OF THE RISK FACTORS RELATING TO HANDHELD'S BUSINESS.

Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

OUR SHORT OPERATING HISTORY MAKES OUR BUSINESS DIFFICULT TO EVALUATE IN TERMS OF
PREDICTING OUR ABILITY TO BECOME SUCCESSFUL THEREBY GIVING SUBSTANTIAL RISK TO
ANY INVESTMENT IN VIKA CORP.

We attempted to initiate our business in the Greater Vancouver area of British
Columbia. However, our limited operating history is not a substantial base to make an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must successfully implement our business plan and marketing strategies. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter.

THERE CAN BE NO ASSURANCE THAT WE EVER BE SUCCESSFUL IN EARNING REVENUES BECAUSE
WE ARE A START UP COMPANY ESTABLISHING A NEW BUSINESS IN THE TECHNOLOGY INDUSTRY
WHICH IS CHARACTERIZED BY INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE.

Our business involves the marketing and sale of wireless POPs in Canada. Future development and operating results will depend on many factors, including demand for our products, level of product and price competition, success in setting up wireless POPs, and whether we can develop and market new POPs and control costs.
In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the technology industry, which is characterized by intense competition, rapid technological change, and significant regulation. There can be no assurance that we ever be successful in earning sufficient revenues, which would have a material adverse effect on our business, financial condition and operating results.

WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY
DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT WE PROVIDE.

The operation of our wireless POP service depends on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers.
Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because our services may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other loss to our customers. Even if we disclaim liability in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss.

OUR SHAREHOLDERS MAY NOT BE ABLE TO ENFORCE U.S. CIVIL LIABILITIES CLAIMS.

Our assets were located outside the United States and our current operations were conducted in Canada. In addition, our sole director and officer is a resident of a country other than the United States. All or a substantial portion of the assets of this person were located outside the United States. As a result, it may be difficult to effect service of process within the United
States upon this person. In addition, there is uncertainty as to whether the courts of Canada would recognize or enforce judgments of United States courts obtained against us or such person predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

WE HAVE ATTAINED LITTLE REVENUE TO DATE AND THERE CAN BE NO ASSURANCE THAT WE
WILL EVER ACHIEVE REVENUES THAT COULD ALLOW PROFITABILITY, IN WHICH EVENT ANY
INVESTOR IN VIKA CORP. WILL LOSE HER OR HIS INVESTMENT.

Not only have we generated a small amount of revenue to date, there is no sign at this point that we will earn revenue enough revenue to ever be profitable in the future.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY
AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

     o    Fluctuations in demand for our products and services, especially with respect to software and Internet businesses

     o    Our ability to maintain appropriate inventory levels and purchase commitments

     o    Price and product competition in the software and Internet house plans businesses

     o    Overall movement toward industry consolidation

     o    The timing, size, and mix of orders from customers

     o    Fluctuations in our gross margins

     o    Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Financial
          Statements

     o    How well we execute on our strategy and operating plans

     o    Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND
MARKET CONDITIONS

Our products are associated with demand for software products and building starts and negative trends in those and other areas could harm our business, operating results, or financial condition.

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND
MARGINS

If we fail to manage distribution of our products and services properly, or if the economics of our distribution channels change, our revenue and gross margins could be adversely affected.

CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES
RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES AND ASSET
IMPAIRMENTS

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

OUR OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED BY
UNCERTAINTIES OR REGULATION OF THE INTERNET

Currently, few laws or regulations apply directly to access or commerce on the
Internet. We could be materially adversely affected by regulation of the
Internet and Internet commerce in any country where we operate. Such regulations could include matters such as sales taxes on Internet product sales, and access charges for Internet service providers. The adoption of regulation of the
Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

While we do not anticipate regulation affecting software or stock house plans as products, this regulation could also harm our business, operating results, or financial condition.

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY
OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel could make it difficult to meet key objectives and harm our business, operating results, or financial condition.

ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL
CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, "Legal Proceedings," contained in Part I

ITEM 2- DESCRIPTION OF PROPERTY

Prior to the reverse merger with HHE described above, we maintained our corporate office at Suite 202, 2310 West 2nd Avenue, Vancouver, British
Columbia, V6K 1J1. The space was approximately 640 square feet and was rented by
Robert Lepage on our behalf on a month by month basis from Propero Property
Management, so there is no lease agreement. Subsequent to the reverse merger, this space was vacated.

With the completion of the reverse merger, we relocated our principal offices to
San Francisco, CA where we occupy approximately 7,500 square feet of office space, expanded from 5,500 square feet on March 1, 2006. The lease term expires in November 2007. Upon commencement of the lease, we prepaid the entire year's rental obligation through November 2006 of $116,000 for our original office space. The additional office space we acquired has increased our rental obligation to approximately $170,000 per annum.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3- LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2005, there were no pending or threatened lawsuits that could have a material effect on our results of operations.

On March 16, 2005, SSIT North America, Inc. filed a lawsuit against HHE in the
California Superior Court for the county of San Francisco. The plaintiff claimed that HHE owed them $33,000 for goods they sold HHE and services they performed for HHE. HHE subsequently settled the claim with a payment of $12,500 to SSIT
North America, Inc. As a result of that payment the plaintiff's claims and HHE's counter claims were dismissed.

Other than the above matter, we are not aware of any pending legal proceedings against us.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

          PART II

ITEM 5- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES

Prior to the reverse  merger with HHE, there was no public market for our common stock.  It should be noted that had our stock traded on any listing or exchange, our shares would have been considered a penny stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the

nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f)
contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

If our stock becomes categorized as a penny stock, these disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock. This could result in stockholders having a difficult time in selling those securities.

On March 21, 2006, there were approximately 145 registered holders of record of the common stock. Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

During the year ended December 31, 2005, we did not (1) sell any securities that were not registered under the Securities Act, (2) have any equity compensation plans in place and (3) repurchase any of our equity securities during the fourth quarter.

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following Management's Discussion and Analysis or Plan of Operation relates to the financial condition and results of operations of Vika Corp. as of, and for the years ended, December 31, 2005 and 2004. Subsequent to this Form 10-KSB, we will file an amendment to our Current Report on Form 8-K that was originally filed with the SEC on February 13, 2006 that will contain a Management's
Discussion and Analysis or Plan of Operation relating to the financial condition and results of operations of Handheld Entertainment, Inc. as of, and for each of the years ended, December 31, 2005 and 2004, as well as financial statements and related notes for such periods.

CRITICAL ACCOUNTING POLICIES

Those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below.

Our significant accounting policies are more fully described in the notes to our financial statements. Two of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

                               REVENUE RECOGNITION

Revenue is recognized in accordance with American Institute of Certified Public
Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition,
and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.
Revenue is recognized when persuasive evidence of an arrangement exists
(generally a purchase order), product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

The Company recognizes revenue when it is earned, a contract exists, services have been provided, products delivered and collection is reasonably assured. On service contracts having a term greater than one year, revenue is considered to be earned evenly over the life of the contract.

Amounts billed in advance for installation of wireless network capabilities are deferred and the revenue recognized when installation is completed and collection is reasonably assured.

                                   IMPAIRMENT

Equipment is reviewed for impairment in accordance with FAS No. 144. "Accounting for the Impairment or Disposal of Long-lived Assets". Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of asset exceeds the fair value in the period it is determined.

FORWARD LOOKING STATEMENT

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. This annual report on Form 10-KSB, and in particular this "Management's Discussion and
Analysis or Plan of Operation," may contain forward-looking statements regarding future events or our future performance. These future events and future performance mentioned in forward-looking statements involve risks and uncertainties. Actual events or our actual future results could differ materially from those projected or assumed in such forward-looking statements.
We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application.
There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the years ended
December 31, 2005 and 2004 in absolute dollars and as a percentage of net revenues.

                                              YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------
                                                                       CHANGE FROM
                                    2005               2004           PREVIOUS YEAR
                              ----------------   ----------------   ----------------
                                          AS %               AS %        $
                                           OF                 OF     INCREASE/
                                  $      SALES       $      SALES   (DECREASE)    %
                              --------   -----   --------   -----   ----------  ----

Net revenues                   $ 7,200    100%    $    --     --%     $7,200    100%
Product cost                     4,629     64%         --     --       4,629    100%
                              --------   ----    --------   ----      ------    ---
   GROSS MARGIN                  2,571     36%         --     --%      2,571    100%
Operating expenses
General & administrative        39,517    548%     35,826    100%      3,691     10%
                              --------   ----    --------   ----      ------    ---
   TOTAL OPERATING EXPENSES     39,517    548%     35,826    100%      3,691     10%
                              --------   ----    --------   ----      ------    ---
   OPERATING LOSS             ($36,946)  (513%)  ($35,826)  (100%)    $1,120      3%
                              --------   ----    --------   ----      ------    ---

          NET REVENUES

We commenced business in December 2004 when we were retained by On-Q System, of
North Vancouver, British Columbia, to install a POP on their building roof that would allow them to maneuver their 8 man crew in almost constant wireless communication with email and the internet. We received $7,200 in revenues from the project, which constitutes all of our revenue for the year ended December
31, 2005.

          GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of consulting fees, fees to our professional advisors, rent and other general operating costs.

Our general and administrative expenses increased approximately $4,000 during
2005 as a result of accounting and legal fees associated with our planned public offering and general office related expenses despite savings on consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs were met through December 31, 2005 by two sources, loans from our former President, Mr. Scott Sutherland, and prior to that by equity financing via private placements which made up the substantial portion of our funding. We raised $24,780 in equity financing through December 31, 2005. When it became difficult to raise funds by way of an equity financing, Mr. Sutherland provided funding to us to meet our needs to make it to the next equity or debt financing, although there was no assurance that we would be successful in raising such funds. At December 31, 2005 Mr. Sutherland had loaned us a total of US$37,700.
All loans from Mr. Sutherland are non-interest bearing with no specific terms of repayment. It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of repayment.

It was our goal to raise $400,000 over the next 12 months. We expected to have approximately US $75,000 in the treasury after expenses under our planned budget. There was no assurance we would have been able to raise any portion of these funds. This money would have been used primarily to purchase equipment, pay salaries, and, most importantly, carry out our marketing program. The amount of equipment we would have purchased during the next 12 months would have depended upon the amount of POPs we were able to sign up, if any. Since our first job was completed in February we have not erected any additional POPs for new customers.

As of December 31, 2005 we had $3,575 in the treasury, which we believed would have been sufficient for us to carry on business for two months. Based on our limited revenue as at December 31, 2005 we would have been dependent on additional debt financing from Mr. Sutherland as we had not been successful in securing additional equity financing. We would have had to rely more on ongoing debt financing until such time as we were able to raise funds by way of an equity financing or until we were able to earn sufficient revenues to sustain our operations.

ITEM 7- FINANCIAL STATEMENTS

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

     o    Report of Independent Registered Accounting Firm for the year ended
          December 31, 2005 and 2004

     o    Balance Sheet at December 31, 2005 and 2004

     o    Statements of Operations for the years ended December 31, 2005 and
          2004 and the period from December 3, 2003 (Date of Inception) to
          December 31, 2005

     o    Statements of Stockholders' Deficiency for the period from December 3,
          2003 (Date of Inception) to December 31, 2005

     o    Statements of Cash Flows for the years ended December 31, 2005 and
          2004 and the period from December 3, 2003 (Date of Inception) to
          December 31, 2005

     o    Notes to Financial Statements at December 31, 2005 & 2004

The report of Amisano Hanson set forth below does not speak to the financial condition and results of operations of the post-reverse merger company,
Handheld.

                                                                  AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS

                         A PARTNERSHIP OF INCORPORATED
                                 PROFESSIONALS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Handheld Entertainment, Inc.
(formerly Vika Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Handheld Entertainment, Inc.
(formerly Vika Corp.) (the "Company") (A Development Stage Company) as of
December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2005 and 2004 and the period from December 3, 2003 (Date of Inception) to December 31, 2005. These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Handheld Entertainment, Inc.
(formerly Vika Corp.) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from December 3, 2003 (Date of Inception) to December 31, 2005 in
conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependant on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                               "AMISANO HANSON"
February 10, 2006, except for note 7 iii)                  CHARTERED ACCOUNTANTS
which is as of February 22, 2006

750 WEST PENDER STREET, SUITE 604                      TELEPHONE: 604-689-0188
VANCOUVER CANADA                                       FACSIMILE: 604-689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net

                          HANDHELD ENTERTAINMENT, INC.
                              (formerly Vika Corp.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)

                                      ASSETS              2005       2004
                                                        --------   --------
Current
   Cash                                                 $  3,575   $  2,690
   Deposit on inventory                                       --      4,629
                                                        --------   --------
                                                           3,575      7,319
Equipment - Note 3                                         2,005      3,075
                                                        --------   --------
Total Assets                                            $  5,580   $ 10,394
                                                        ========   ========
                                   LIABILITIES
Current
   Accounts payable and accrued liabilities             $  8,682   $  4,850
   Deferred revenue                                           --      7,200
   Due to a related party - Note 5                        33,600      4,100
                                                        --------   --------
                                                          42,282     16,150
                                                        --------   --------
                            STOCKHOLDERS' DEFICIENCY
Common stock
   50,000,000 shares authorized - $0.001 par value
   27,679,000 (2004: 27,679,000) shares outstanding       27,679     27,679
Additional paid-in capital                                23,391     17,391
Deficit accumulated during the development stage         (87,772)   (50,826)
                                                        --------   --------
                                                         (36,702)    (5,756)
                                                        --------   --------
Total Liabilities and Shareholders' Deficiency          $  5,580   $ 10,394
                                                        ========   ========

Nature and Continuance of Operations - Note 1
Subsequent Events - Note 7
Commitments - Note 7

                             SEE ACCOMPANYING NOTES

                          HANDHELD ENTERTAINMENT, INC.
                              (formerly Vika Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the years ended December 31,
                2005 and 2004 and for the period December 3, 2003
                    (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)

                                                                            December 3, 2003
                                                                                (Date of
                                                                               Inception)
                                                                                   to
                                                                              December 31,
                                                    2005         2004             2005
                                                -----------   -----------   ----------------

Revenue
   Product installation income                  $     7,200   $        --       $  7,200
   Less: Cost of goods sold                          (4,629)           --         (4,629)
                                                -----------   -----------       --------
                                                      2,571            --          2,571
                                                -----------   -----------       --------
General and administrative expenses
   Accounting and legal fees                         24,646         4,850         29,496
   Amortization                                       1,070           134          1,204
   Bank charges                                          40            68            108
   Consulting fees - Notes 5 and 6                        -        27,500         42,500
   Office and miscellaneous                           3,198         1,486          4,684
   Rent - Note 5                                      6,000            --          6,000
   Transfer agent                                     1,400            --          1,400
   Travel and promotion                               3,163         1,788          4,951
                                                -----------   -----------       --------
                                                    (39,517)      (35,826)       (90,343)
                                                -----------   -----------       --------
Net loss for the period                         $   (36,946)  $   (35,826)      $(87,772)
                                                ===========   ===========       ========
Basic loss per share                            $     (0.00)  $     (0.00)
                                                ===========   ===========
Weighted average number of shares outstanding    27,679,000    23,631,238
                                                ===========   ===========

                             SEE ACCOMPANYING NOTES

                          HANDHELD ENTERTAINMENT, INC.
                              (formerly Vika Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               for the years ended December 31, 2005 and 2004 and
    for the period December 3, 2003 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)

                                                                        December 3,
                                                                           2003
                                                                         (Date of
                                                                        Inception)
                                                                            to
                                                                       December 31,
                                                   2005       2004         2005
                                                 --------   --------   ------------

Cash Flows used in Operating Activities
   Net loss for the period                       $(36,946)  $(35,826)    $(87,772)
   Add items not affecting cash:
      Amortization                                  1,070        134        1,204
      Consulting fees                                  --         --       15,000
      Rent                                          6,000         --        6,000
   Changes in non-cash working capital items
      related to operations:
      Deposit on inventory                          4,629     (4,629)          --
      Accounts payable and accrued liabilities      3,832      4,850        8,682
      Deferred revenue                             (7,200)     7,200           --
                                                 --------   --------     --------
                                                  (28,615)   (28,271)     (56,886)
                                                 --------   --------     --------
Cash Flows used in Investing Activity
   Acquisition of capital assets                       --     (3,209)      (3,209)
                                                 --------   --------     --------
Cash Flows from Financing Activities
   Capital stock issued                                --     30,070       30,070
   Advances from director                          29,500      4,100       33,600
                                                 --------   --------     --------
                                                   29,500     34,170       63,670
                                                 --------   --------     --------
Increase in cash during the period                    885      2,690        3,575
Cash, beginning of the period                       2,690         --           --
                                                 --------   --------     --------
Cash, end of the period                          $  3,575   $  2,690     $  3,575
                                                 ========   ========     ========

Non-cash transaction - Note 6

                             SEE ACCOMPANYING NOTES

                          HANDHELD ENTERTAINMENT, INC.
                              (formerly Vika Corp.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period December 3, 2003 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)

                                                                                          Deficit
                                                                                        Accumulated
                                                      *Common Shares       Additional    During the
                                                  ----------------------     Paid-in    Development
                                                    Number     Par Value     Capital       Stage         Total
                                                  ----------   ---------   ----------   -----------   ----------

Capital stock issued for services   - at $0.001   15,000,000    $15,000      $    --     $     --      $ 15,000
Net loss for the period                                   --         --           --      (15,000)      (15,000)
                                                  ----------    -------      -------     --------      --------
Balance as at December 31, 2003                   15,000,000     15,000           --      (15,000)           --
Capital stock issued for cash       - at $0.002   12,660,000     12,660       12,660           --        25,320
                                    - at $0.25        19,000         19        4,731           --         4,750
Net loss for the year                                     --         --           --      (35,826)      (35,826)
                                                  ----------    -------      -------     --------      --------
Balance as at December 31, 2004                   27,679,000    $27,679      $17,391     $(50,826)     $ (5,756)
Capital contribution                                      --         --        6,000           --         6,000
Net loss for the year                                     --         --           --      (36,946)      (36,946)
                                                  ----------    -------      -------     --------      --------
Balance as at December 31, 2005                   27,679,000    $27,679      $23,391     $(87,772)     $(36,702)
                                                  ==========    =======      =======     ========      ========

o    On July 15, 2004, the Company's shares were forward split on a 10 new for 1 old basis. The number of shares issued, par value and additional paid-in capital prior to this date have been restated to reflect this forward split.

                             SEE ACCOMPANYING NOTES

                          HANDHELD ENTERTAINMENT, INC.
                              (formerly Vika Corp.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)

Note 1    Nature and Continuance of Operations - Note 7

          Handheld Entertainment, Inc. (formerly Vika Corp.) (the "Company") was incorporated in the State of Nevada, United States of America, on
          December 3, 2003 as Vika Corp. and is in the development stage. On
          February 10, 2006, (Note 7 (ii)) the Company's name was changed to
          Handheld Entertainment, Inc. Subsequent to December 31, 2005, the
          Company abandoned the business of providing private and secure carrier class data and voice network and entered into an agreement for the reverse acquisition of a private company with operations in California named HandHeld Entertainment, Inc.("HHE"). HHE is engaged in the design and wholesale distribution of low-cost, portable media players.
          HHE also offers a complementary content suite.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.
          Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of
          $87,772 since its inception, has a working capital deficiency of
          $38,707 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2    Summary of Significant Accounting Policies

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United
          States of America and are stated in U.S. dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which may have been made using careful judgment. Actual results may vary from these estimates.

Note 2    Summary of Significant Accounting Policies - (cont'd)

          The financial statements have, in management's opinion, been properly prepared within the framework of the significant
          accounting policies summarized below:

          DEVELOPMENT STAGE COMPANY

          The Company is a development stage company as defined in Statement of Financial Accounting Standards ("FAS") No. 7. As a result, cumulative amounts for the statements of operations and cash flows are included from the date of inception, December 3, 2003.

EQUIPMENT AND AMORTIZATION

     Equipment consists of computer equipment and is recorded at cost.
     Amortization is provided using the straight-line method over three years, the estimated useful life of the equipment.

          Impairment of Long-lived Assets

          Equipment is reviewed for impairment in accordance with FAS No. 144.
          "Accounting for the Impairment or Disposal of Long-lived Assets".
          Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of asset exceeds the fair value in the period it is determined.

          Revenue Recognition

          The Company recognizes revenue when it is earned, a contract exists, services have been provided, products delivered and collection is reasonably assured. On service contracts having a term greater than one year, revenue is considered to be earned evenly over the life of the contract.

          Amounts billed in advance for installation of wireless network capabilities are deferred and the revenue recognized when installation is completed and collection is reasonably assured.

          Advertising Costs

          The costs of advertising are expensed as incurred.

          Stock-based Compensation

          In certain instances, the Company may receive goods or services as consideration received for the issuance of common stock. These transactions are accounted for based on the fair value of the goods or services received.

Note 2    Summary of Significant Accounting Policies - (cont'd)

          Income Taxes

          The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes".
          Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          Basic Loss Per Share

     The Company reports basic loss per share in accordance with FAS No. 128,
     "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the periods.

          FINANCIAL INSTRUMENTS

          The carrying values of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to a related party approximate their fair values due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

          Foreign Currency Translation

          The Company's functional currency is United States ("U.S.") dollars as the economic environment in which the Company operates is in the
          United States. The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and
          Exchange Commission ("SEC") and in accordance with the Statement of
          Financial Accounting ("FAS") No. 52.

          Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive
          Income account in Stockholder's Equity, if applicable.

          Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

          Comprehensive Income

          FAS No. 130 "Reporting Comprehensive Income" establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes foreign currency translation adjustments

Note 2    Summary of Significant Accounting Policies - (cont'd)

          Recent Accounting Pronouncements

          Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

Note 3    Equipment

                                                              2005
                                                 ------------------------------
                                                           Accumulated
                                                  Cost    Amortization     Net
                                                 ------   ------------   ------
          Furniture and fixtures                 $3,209       $1,204     $2,005
                                                 ======       ======     ======

                                                              2005
                                                 ------------------------------
                                                           Accumulated
                                                  Cost    Amortization     Net
                                                 ------   ------------   ------
          Furniture and fixtures                 $3,209       $134       $3,075
                                                 ======       ====       ======

Note 4    Income Taxes

          At December 31, 2005, the Company has accumulated non-capital losses in the United States totalling approximately $86,568 which can be carried forward and applied against future taxable income. The losses expire as follows:

          2023   $15,000
          2024    35,692
          2025    35,876
                 -------
                 $86,568
                 =======

          The following table summarizes the significant components of the
          Company's deferred tax assets:

                                               2005       2004
                                             --------   --------
          Deferred Tax Assets
             Non-capital loss carryforward   $ 17,683   $ 7,673
          Less valuation allowance            (17,683)   (7,673)
                                             --------   -------
                                             $      -   $     -
                                             ========   =======

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more
          likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5    Related Party Transactions - Note 6

     The Company incurred the following expense in respect to the director of the Company and a manager of the Company:

                                                 December 3,
                                                2003 (Date of
                   Year ended     Year ended    Inception) to
                  December 31,   December 31,   December 31,
                      2005           2004           2005
                  ------------   ------------   -------------
Consulting fees      $   --         $27,500        $42,500
Rent                  6,000              --          6,000
                     ------         -------        -------
                     $6,000         $27,500        $48,500
                     ======         =======        =======

Note 5    Related Party Transactions - Note 6 - (cont'd)

          During the year ended December 31, 2005, a director of the Company contributed the rental of the office premise. The fair value ($6,000)
          has been recorded as additional paid-in capital.

          These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          The amount due to a related party is due to a director of the Company for unpaid advances. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6    Non-cash Transaction

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

          During the period of December 3, 2003 (Date of Inception) to December
          30, 2005, the Company issued 15,000,000 shares to the sole director of the Company in exchange for consulting services having a fair value of
          $15,000.

          This transaction was excluded from the statements of cash flows.

Note 7    Subsequent Events - Note 1

     i) By an agreement dated February 7, 2006, the Company ("Vika-NV") was merged with and into its wholly owned subsidiary Vika Corp., a Delaware corporation, ("Vika-DE") for the sole purpose of changing the state of incorporation to Delaware from Nevada pursuant to a Certificate of Ownership and
Merger dated February 7, 2006 and approved by stockholders on February 7, 2006.
Under the terms of the Certificate of Ownership and Merger, each share of
Vika-NV was exchanged for one share of Vika-DE.

Note 7    Subsequent Events - Note 1 - (cont'd)

          ii)  By an agreement dated February 10, 2006, Vika-DE entered into an
               Agreement of Merger and Plan of Reorganization (the "Merger
               Agreement") by and among Vika-DE, Handheld Entertainment, Inc., a privately held California corporation ("HHE"), and HHE
               Acquisition, Inc., a newly formed wholly-owned California
               subsidiary of Vika-DE ("Acquisition Sub"). HHE is engaged in the design and wholesale distribution of low-cost, portable media players. HHE also offers a complementary content suite. Upon closing of the merger transaction contemplated under the Merger
               Agreement (the "Merger"), Acquisition Sub will be merged with and into HHE, and HHE will become a wholly owned subsidiary of
               Vika-DE. Pursuant to the terms of the Merger Agreement, following the Merger, HHE's name will be changed to "HHE Corp." and Vika-DE will change its name to Handheld Entertainment, Inc. This
               acquisition will be accounted for by the purchase method of accounting as a reverse acquisition.

     In addition, pursuant to the terms and conditions of the Merger Agreement:

                    a)   The Company will issue 5,275,825 common shares as
                         conversion of HHE's then issued and outstanding common
                         shares on a one share for one share basis and 2,491,673
                         common shares as conversion of $3,889,662 in
                         convertible debt of HHE held by a common officer and
                         director.

                    b)   2,350,000 shares of Vika-DE common stock will remain
                         outstanding and 25,329,000 shares of Vika-DE
                         outstanding common stock will be cancelled in
                         connection with the Merger.

                    c)   Upon closing of the Merger, each outstanding stock
                         purchase option or warrant to acquire HHE's capital
                         stock (2,406,278 stock purchase options and 1,350,555
                         warrants) will be assumed by Vika-DE and will
                         thereafter be exercisable for shares of Vika-DE's
                         common stock.

                    d)   Vika-DE will issue a minimum of 70 units at $50,000 per
                         unit, with each unit consisting of 25,000 shares of the
                         Company's common stock, in a private placement on terms
                         acceptable to HHE in connection with the closing of the
                         Merger. Of these units, 10 were issued to an officer
                         and director of the Company

          iii) On February 22, 2006, the Company issued 82.1 units at $50,000 per unit, with each unit consisting of 25,000 shares of the
               Company's common stock, pursuant to a private placement referred to in Note 7 (ii). Of these units, 1.5 were issued to an officer of the Company. With respect to the private placement, the
               Company paid the placement agent a commission of $39,000 and issued 16,250 warrants entitling the agent to purchase one common share of the Company at $2.00 for a period of three years and
               16,250 warrants entitling the agent to purchase one common share of the Company at $4.00 for a period of three years.

               The Company is obligated to pay each purchaser of the private placement a fee of 1% per month of the purchaser's investment, payable in cash or common stock at fair market value, in the
               Company's discretion, up to a maximum of 6%, for each month (i)
               in excess of 60 days that the registration statement has not been filed, (ii) in excess of 21 days that the Company fails to respond to the initial comments of the SEC, and (iii) in which the Company fails to use their best efforts to cause the
               registration statement to be declared effective.

          iv)  Concurrent with the merger referred to in Note 7 iii), the
               Company assumed an agreement dated September 1, 2004 to pay
               $25,000 per month to the Company's President and CEO for
               management services. This agreement is effective for an unlimited term but may be terminated by either party with sixty days written notice. The agreement also provides that if the Company's
               President and CEO terminates his employment within 12 months after a change of control of the Company, if the Company
               terminates his employment without cause, or if he terminates his employment due to certain changes in the circumstances of his employment, the Company is required to pay severance of $135,000 and all options granted under this agreement will immediately vest and become exercisable. The Merger constitutes a change of control of HHE under the terms of this agreement.

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K filed with the SEC on February 13,
2006 and as amended on February 27, 2006, the Board of Directors of Handheld
announced the dismissal of Amisano Hanson as our independent registered public accounting firm and the appointment of Salberg & Company, P.A. as our new independent registered public accounting firm to audit our financial statements.
The dismissal of Amisano Hanson as our independent registered public accounting firm, and our retention of Salberg & Company, P.A. as our new independent registered public accounting firm, is effective immediately following the date of Amisano Hanson's report with respect to the financial statements of Vika as of and for the year ended December 31, 2005.

From our inception through the effective date of its dismissal, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Amisano Hanson, would have caused
Amisano Hanson to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A- CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (December 31,
2005), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B- OTHER INFORMATION

Not Applicable

          PART III

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS

Prior to the reverse merger transaction described above, Scott Sutherland was our sole director and also served as our President, CEO, Secretary and
Treasurer. Information regarding Mr. Sutherland is included below;

SCOTT SUTHERLAND. Mr. Sutherland completed a 3 yr. B.A. in Economics from
Laurentian University in 1991. He then worked for Canadian Capital Leasing in
Toronto, Ontario from July 1991to August 1992 organizing leasing for small equipment. He then moved to Vancouver in 1992 and worked for Digitel
Communications from December 1992 until August 1994 selling various types of phone equipment. After carrying out some non-telecommunications related work Mr.
Sutherland secured a position with Clearnet Wireless in March of 1997 as a Radio
Frequency Engineer. It should be noted that Mr. Sutherland does not have an engineering designation of any kind. Eventually Clearnet was acquired by Telus
Mobility, a division of the largest telephone and wireless phone service provider in Western Canada. Mr. Sutherland holds that position currently. His title is "Radio Frequency Performance Specialist" and his duties entail designing of cellular sites and optimization of their signals. Mr. Sutherland began working for Vika Corp. officially in December of 2003.

In connection with the reverse merger completed on February 10, 2006, Mr.
Sutherland resigned his positions and the directors and executive officers of
HHE became our directors and executive officers. The names of all current members of the Board of Directors of Handheld and certain information regarding them is set forth below. Directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

                                                                 DIRECTOR
       NAME         AGE                POSITION                    SINCE
-----------------   ---   ------------------------------------   --------
William Keating      48   Chairman of the Board of Directors       2006

Jeffrey Oscodar      47   Director, President & Chief
                          Executive Officer                        2006

Geoffrey Mulligan    54   Director                                 2006

Nathan Schulhof      56   Director                                 2006

Carl Page            41   Director and Chief Technical Officer     2006

BILL KEATING, CHAIRMAN. Mr. Keating has been a member of the board of directors of HHE since October 2004. Since 2004, Mr. Keating has been the Chief Executive
Officer of Xtend Networks, a division of Vyyo, Inc., a provider of cable television multimedia-service router bandwidth solutions. He is a founding member of Nekei, a venture-catalyst consulting company formed in 2002, and is a
25-year veteran of the technology industry. A number of recent business ventures for which Mr. Keating helped to arrange funding have either gone public or been successfully acquired. These include Moxi Digital (sold to Paul Allen in 2002)
and WebTV (sold to Microsoft in 1997). In addition, from 1997 to 2000, Mr.
Keating was General Manager at Microsoft TV, a division of Microsoft that provided broadband middleware for worldwide cable, telco and satellite television. From 1993 to 1996, he was Senior Vice President at General Magic, a
leading supplier of PDAs and intelligent online services. From 1991 to 1992, he was Vice President and General Manager at Rational Software, a leading supplier of software development tools. From 1985 to 1991, he was Director of Technology
Marketing at Sun Microsystems, a leading supplier of workstations, servers and enterprise software platforms.

JEFF OSCODAR, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Oscodar has
nearly 20 years of experience in the technology industry. He has been the
President and Chief Executive Officer of HHE since November 2004 and a member of its board of directors since May 2005. Prior to joining HHE, from July 1999 to
November 2004, Mr. Oscodar founded and ran Rule 168 Advisors, a consulting firm focused on the commercialization of new technology. At Rule 168, he advised
Raytheon on how to turn defense industry applications into valuable commercial operations. In August 1995, Mr. Oscodar co-founded and served as Vice President of Business Development for InfoGear Technology Corporation, then the market leader in building Internet appliance products and services. InfoGear was sold to Cisco Systems for $301 million in March 2000. While at InfoGear, Mr. Oscodar established more than 100 content partnerships with companies such as
Amazon.com, eToys, Time.com, USA Today and Yahoo!. He also developed and launched an international affiliate program that brought InfoGear content to partners in Australia, New Zealand and South Africa. Mr. Oscodar was named one of the most influential people in consumer electronics in 1997 by Broadband magazine.

GEOFF MULLIGAN, DIRECTOR. Mr. Mulligan co-founded HHE in February 2003 and has served as a member of its board of directors since that time. Since September
2002, Mr. Mulligan has been Chief Operating Officer of Konami Digital
Entertainment, the U.S. subsidiary of the $2.3 billion Japanese developer and publisher of digital entertainment software. From March 2002 to September 2002,
Mr. Mulligan served as President and Chief Operating Officer of Xicat
Interactive, Inc., a developer of PC entertainment software. From 1991 to 2002,
Mr. Mulligan was Senior Vice President of Business Development for Acclaim
Entertainment, Inc., a global developer and publisher of entertainment software.
Prior to joining Acclaim, Mr. Mulligan was President of Activision
International, a consumer electronics and gaming company. He is also one of the founders of the Entertainment Software Association (ESA), the governing body of the $11 billion U.S. entertainment software industry.

NATHAN SCHULHOF, DIRECTOR. Mr. Schulhof has served as a director of HHE since
2004. Since the late 1970s, Mr. Schulhof has founded several successful companies. In the late 1970s, Mr. Schulhof began working on a software idea that eventually bore fruit as Silicon Valley Systems (SVS), a developer of a high-resolution graphics word processor for the Apple II computer. Prior to co-founding audiohighway.com, Mr. Schulhof formed TestDrive Corporation, a distributor of encrypted computer software. TestDrive was later sold to R.R.
Donnelley & Sons Co. In the late 1990s, Mr. Schulhof led the transformation of
Information Highway Media Corporation into audiohighway.com, a destination website for downloading and streaming media. Mr. Schulhof also helped take
audiohighway.com public in 1998. Mr. Schulhof helped to develop the MP3 player, with four U.S. patents bearing his name. Mr. Schulhof has been extensively quoted and featured in technology and consumer media, including pieces in the
Wall Street Journal, Forbes, Businessweek, Inc., and Success, among others. From
2001 to July 2005, Mr. Schulhof acted as manager of Goldpine Partners, LLC, a
Southern California-based consulting and investment firm he co-founded that focuses on engagements with technology and biotechnology companies.

CARL PAGE, DIRECTOR, CHIEF TECHNOLOGY OFFICER. Mr. Page has been with HHE since it was formed in February 2003, has been a director since June 2004 and currently serves as its Chief Technology Officer. In February 1998, Mr. Page
co-founded eGroups, Inc., which was acquired by Yahoo! in 2000 and is now known as Yahoo! Groups, one of the largest Internet community services. Prior to joining HHE, Mr. Page concentrated on making investments in technology companies.

     EXECUTIVE OFFICERS

JEFF OSCODAR, DIRECTOR, PRESIDENT & CEO. See above.

TIM KEATING, CHIEF OPERATING OFFICER, AGE 47. Mr. Keating has been the Chief
Operating Officer of HHE since December 2005. Prior to joining HHE, he was employed at Intel Corporation for 21 years, most recently as managing director of Intel Capital Europe from January 1998 to October 2002. In that capacity, Mr.
Keating oversaw Intel Capital Europe's equity investment in 70 projects. In addition, Mr. Keating held positions at Intel in engineering, product and brand marketing, channel management, and sales management. He held director and
General Manager positions at Intel from 1992, when he was the marketing director for the Pentium Processor Division, a position he held from brand development to product launch. Mr. Keating spent the last 12 years in Europe as the general manager of

Intel's Architecture Components and Systems Products Group and Managing Director
of Intel Capital Europe. He is a founding member of Nekei, a venture-catalyst consulting company formed in 2002.

GARRETT CECCHINI, EXECUTIVE VICE PRESIDENT AND FOUNDER, AGE 57. Mr. Cecchini
perceived a market for handheld portable video players in mid- 2001, incorporated HHE in 2003, and subsequently recruited the senior management team presently at HHE. He has served as Executive Vice President since HHE was formed in February 2003 and was appointed Secretary in February 2006. Mr. Cecchini has more than 20 years experience in the technology industry, first as a corporate lawyer principally advising technology companies and venture funds in licensing and reorganization matters and then as an entrepreneur. In 1998, he founded
Compression Science Corporation, a company which developed advanced broadcast video encoder technology which was sold to Philips Electronics in 2002. Mr.
Cecchini's primary duties at the company encompass both content licensing and retail marketing and distribution.

CARL PAGE, DIRECTOR, CHIEF TECHNOLOGY OFFICER. See above.

WILLIAM J. BUSH, ACTING CHIEF FINANCIAL OFFICER, AGE 41. Mr. Bush joined HHE's executive team in January 2006 and brings over 15 years of experience in accounting, financial support and business development. From 2002 to 2005, Mr.
Bush was the Chief Financial Officer and Secretary for International
Microcomputer Software, Inc. (OTCBB: IMSI), a developer and distributor of precision design software, content and on-line services. Prior to that he was a
Director of Business Development and Corporate Controller for Buzzsaw.com. Mr.
Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. From 1997 to 1999, Mr. Bush worked as Corporate
Controller at Autodesk, Inc. (NASDAQ: ADSK), the fourth largest software applications company in the world. Mr. Bush began his career in public accounting with Ernst & Young, and later with Price Waterhouse in Munich,
Germany. He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.

GREG SUTYAK, EXECUTIVE VICE PRESIDENT, FINANCE AND OPERATIONS, AGE 50. Mr.
Sutyak has over 25 years of business management and finance experience. He has spent the last 15 years in the high-technology markets, specifically for
Internet-based systems, online services and software companies. He spent ten years in banking (Tokai Bank), where he was a Vice President and managed a $100M portfolio. He then participated in a series of technology ventures. From
November 1992 to January 1995, he served as co-founder and Chief Financial
Officer at TestDrive Corporation, a mass-market software distribution business, which employed patented technology to electronically market and download intellectual property. TestDrive was successfully developed and sold to a
Fortune 100 Company, RR Donnelly & Sons (NYSE:RRD). From March 1995 to May 2001,
Mr. Sutyak was Chief Financial Officer at audiohighway.com, an online information and entertainment company with one of the largest libraries of free audio content on the Internet. The company also developed and patented one of the industry's first portable digital audio players. Audiohighway had an initial public offering in 1998 (NASDAQ:AHWY) and achieved a market cap of $300M. From
June 2001 to April 2003, Mr. Sutyak held the position of Chief Financial Officer at DSS Software Technologies, a full-cycle project management and IT consulting company. Mr. Sutyak helped successfully sell the company to Diversinet Corp.
(NASDAQ:DVNT), a security software product company that develops, markets and sells identity management security solutions for the secure transmission of data over wireless networks and devices. Mr. Sutyak served as HHE's chief financial officer from May 2003 to January 2006 and as HHE's executive vice president, finance and operations since January 2006.

LARRY GITLIN, VICE PRESIDENT OF BUSINESS DEVELOPMENT, AGE 47. Mr. Gitlin has
produced and line-produced more than a dozen films and TV shows in Hollywood, and worked on projects including, "The Mighty Morphin Power Rangers," "Hell
Hunters" and "Firearm." For more than 15 years, Mr. Gitlin has gained experience in advanced strategic business development, product development, sales and operations and has specialized in digital media, motion picture and broadcast television, as well as wireless and advanced telecommunications products including advanced DSL, Wi-Fi and PON/FTTX. In early 2001, Mr. Gitlin served as a core member of Qwest's Corporate Business Development group, launching an electronic media delivery product suite trial at Qwest for the entertainment industry. He also co-created a comprehensive security business unit within Qwest for enterprise and government channels that utilized a broad range of IP-based network applications, Infosec, SSL architectures, DIA, VoIP and local-loop access. After Qwest, Mr. Gitlin consulted with several top Silicon Valley firms such as Harmonic, Inc., leaders in compression and optical network products. Mr.
Gitlin joined HHE in July 2004.

SIGNIFICANT EMPLOYEE

ERIC HAMILTON, CHIEF SCIENTIST, AGE 51. Mr. Hamilton is a leading compression scientist and past chair of the International JPEG Committee, which is responsible for developing the successful JPEG image coding standard and JPEG
2000, a standard that uses state-of-the-art compression techniques based on wavelet technology. He has served as Chief Scientist at HHE since April 2003. In
1988, Mr. Hamilton helped found C-Cube Microsystems, Inc., where he played a key role in developing the architectures of the early JPEG and MPEG semiconductor products. From 2000 to 2002, he served as Chief Technical Officer of Compression
Science Corporation. He has held senior positions with several other Silicon
Valley digital video companies, including Compression Labs, Inc., StarSignal,
Inc. and Margi Systems, Inc.

There are no family relationships among our directors and executive officers, except that Tim Keating, our Chief Operating Officer, and Bill Keating, Chairman
of the Board of Directors, are brothers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us, none of our directors, officers or beneficial owners of more than 10% of our common stock failed to file on a timely basis any reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2005, except that Scott Sutherland did not file a Form 3 with respect to his ownership of common stock.

CODE OF ETHICS

Subsequent to the reverse merger, we have not yet had the opportunity to adopt a code of conduct and ethics that applies to all directors, officers and employees, but we intend to do so in the near future. The code will be reasonably designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make, (iii) compliance with applicable governmental laws, rules and regulations,
(iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the code. Once adopted, we will post the text of the code on our website at
www.hheld.com. Amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will also be disclosed on our website at www.hheld.com.

BOARD COMMITTEES

Currently the Board of Directors has not delegated any of its responsibilities to a committee. In order to become compliant with certain exchange rules, the
Board intends to create certain committees, including an independent Audit
Committee, which will include at least one member who is determined by the Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules. The Board of Directors currently performs the functions of the Audit Committee. The Board will establish charters for these committees and publish them on our website at www.hheld.com.

ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Table 1 refers to compensation paid by Vika to Vika's chief executive officer, its sole executive officer, prior to the reverse merger completed on February
10, 2006 while Table 2 discloses compensation paid by HHE to HHE's chief executive officer and other executive officers (the "HHE named executive officers") during that same time period.

                                                                                       Long-term
                                                                                     Compensation
                                                                                        Awards
TABLE 1                                    Annual Compensation                       ------------
                                      -----------------------------                   Securities
                                                       Other Annual    Restricted     Underlying
Name and Principal           Fiscal   Salary   Bonus   Compensation   Stock Awards     Options/
Position                      Year      ($)     ($)         ($)            ($)         SARs (#)
--------------------------   ------   ------   -----   ------------   ------------   ------------

Scott Sutherland              2005        --     --          --               --          --
President, Chief Executive    2004    27,500     --          --               --          --
Office, Secretary &           2003        --     --          --         15,000(1)         --
Treasurer

(1) We issued 15,000,000 restricted shares of common stock to Mr. Sutherland in exchange for consulting services having a fair value of $15,000. These shares were subsequently cancelled in connection with the reverse merger.

                                                                        Long-term
                                                                      Compensation
                                                                         Awards
TABLE 2                                   Annual Compensation         ------------
                                    -------------------------------    Securities
                                                       Other Annual    Underlying
Name and Principal         Fiscal    Salary    Bonus   Compensation     Options/
Position                    Year      ($)       ($)         ($)         SARs (#)
------------------------   ------   -------   ------   ------------   ------------

Jeff Oscodar                2005    180,000       --        --           502,160
President and Chief         2004     35,000       --        --           433,350
Executive Officer           2003         --       --        --                --
Tim Keating                 2005    120,000       --        --                --
Chief Operating Officer     2004     10,000       --        --                --
                            2003         --       --        --                --
Garrett Cecchini            2005     99,000   20,000         *            20,000
Executive Vice President    2004     83,375       --         *            10,000
                            2003     65,000       --         *           200,000
Greg Sutyak
Executive Vice President    2005    103,500       --         *            50,000
                            2004    109,000       --         *            10,000
                            2003     63,000       --         *           200,000

----------
*    Perquisites and other personal benefits received by each of Messrs.
     Cecchini and Sutyak did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus for each of the years indicated.

STOCK OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2005

There were no options granted to Mr. Sutherland during our most recent financial reporting period ended December 31, 2005 nor were any granted since our inception date of December 3, 2003.

The following table sets forth information regarding stock options granted by
HHE to the HHE named executive officers during the year ended December 31, 2005.

                                          Percent of Total
                   Number of Securities     Options/SARs
                        Underlying         Granted to HHE    Exercise or
                   Options/SARs Granted     Employees in      Base Price
      Name                  (#)              Fiscal Year        ($/Sh)     Expiration Date
----------------   --------------------   ----------------   -----------   ---------------

Jeff Oscodar              502,160               67.4%            0.37          11/3/15
Tim Keating                    --                  --              --               --
Garrett Cecchini           20,000                2.7%            0.37          11/3/15
Greg Sutyak                50,000                6.7%            0.37          11/3/15

During the year ended December 31, 2005, neither Mr. Sutherland nor any of the
HHE named executive officers exercised any stock options.

COMPENSATION OF DIRECTORS

We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash and/or equity.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

Mr. Sutherland did not have an employment agreement with us.

In connection with the Merger, we assumed HHE's employment agreement with Jeff
Oscodar, our new President and Chief Executive Officer. We are required to pay him a base salary of $300,000 per year, as authorized by HHE's board of directors, as a result of the consummation of the Private Placement and the
Merger. He is also provided with medical coverage, vacation time and other benefits that are customary for executive officers in our industry. Further, Mr.
Oscodar is entitled to serve on our board of directors.

As required under his employment agreement, Mr. Oscodar was granted stock options exercisable for 433,350 shares of common stock at the exercise price of
$0.37 per share, under HHE's 2003 Stock Option/Stock Issuance Plan, which we adopted in connection with the Merger. Such option has a vesting commencement date of September 1, 2004 and is exercisable as to 1/36 of such shares each month thereafter. Mr. Oscodar's employment agreement is terminable by either party upon 60 days' notice and also provides that if he terminates his employment within 12 months after a change of control, if we terminate his employment without cause, or if he terminates his employment due to certain changes in the circumstances of his employment, we are required to pay him severance of $135,000 and all options granted to him under his employment agreement will immediately vest and become exercisable. As the Merger constitutes a change of control of HHE under the terms of his employment agreement, if Mr. Oscodar terminates his employment within 12 months after the closing of the Merger, he will receive his severance payment plus the accelerated vesting of his options.

On November 3, 2005, Mr. Oscodar received an additional grant of options to purchase 502,160 shares of common stock at an exercise price of $0.37 per share.
Such option has a vesting commencement date of November 3, 2005 and is exercisable as to 1/36 of such shares each month thereafter.

Should Mr. Oscodar's employment cease prior to the date upon which the options become exercisable, all of his options that are not exercisable on the date of such termination of employment will lapse and become void, except under the circumstances described above.

Pursuant to Director and Officer Indemnification Agreements with each of our current directors and officers, we will indemnify each of those directors and officers to the fullest extent of the law permitted or required by the State of
Delaware.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Prior to the reverse merger, Mr. Sutherland beneficially owned 15,000,000 shares of common stock, representing 54.2% of the outstanding common stock. All of such shares were cancelled in connection with the reverse merger.

The following table sets forth, as of March 21, 2006 the beneficial ownership of
Handheld's Common Stock by:

     o    Each person who is known by Handheld to own beneficially five percent
          (5%) or more of Handheld's Common Stock

     o    Each director

     o    Each executive officer named in the Summary Compensation Table, and

     o    All directors and executive officers as a group.

Except as otherwise indicated, the stockholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

                                                                                                  AMOUNT AND
                                                                                                   NATURE OF      PERCENT OF
                                               NAME AND                                        BENEFICIAL OWNER      CLASS
TITLE OF CLASS                      ADDRESS OF BENEFICIAL OWNER                                       (1)             (1)
--------------   ---------------------------------------------------------------------------   ----------------   ----------

 Common Stock    Carl Page 539 Bryant Street, Suite 403, San Francisco, CA 94107 (2)               3,376,565         23.5%
 Common Stock    David N. Baker (3)                                                                1,111,788          7.8%
 Common Stock    Goldpine Partners, LLC (11)                                                       1,032,667          7.0%
 Common Stock    Jeff Oscodar. 539 Bryant Street, Suite 403, San Francisco, CA 94107.(4)             935,510          6.2%
 Common Stock    Joseph Abrams (5)                                                                   821,789          5.8%
 Common Stock    Garrett Cecchini. 539 Bryant Street, Suite 403, San Francisco, CA 94107.(6)         719,000          4.9%
 Common Stock    Geoff Mulligan. 539 Bryant Street, Suite 403, San Francisco, CA 94107.(7)           379,000          2.7%
 Common Stock    Greg Sutyak. 539 Bryant Street, Suite 403, San Francisco, CA 94107.(8)              310,000          2.1%
 Common Stock    Bill Keating. 539 Bryant Street, Suite 403, San Francisco, CA 94107.(9)             292,500          2.0%
 Common Stock    Tim Keating. 539 Bryant Street, Suite 403, San Francisco, CA 94107.(10)             292,500          2.0%
 Common Stock    Nathan Schulhof. 539 Bryant Street, Suite 403, San Francisco, CA 94107.                  --            --

 COMMON STOCK    ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (8 PERSONS)                       6,305,075         38.3%

(1) Applicable percentages are based on 14,215,588 shares of our common stock outstanding on March 21, 2006. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 21, 2006, are deemed outstanding for computing the percentage of the person holding such options and warrants but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, we believe that each of the stockholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2) Includes 125,000 shares issuable upon exercise of options and warrants to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006.

(3) Based on a Schedule 13G filed by Mr. Baker with the SEC on February 27,
2006. Includes 280,455 shares held by the David N. Baker Alaska Trust and
175,000 shares held by Core Fund, L.P. Mr. Baker is the managing principal of
Core Fund Management, L.P., which is the general partner of Core Fund, L.P., and therefore has sole voting and dispositive power with respect to the shares held by Core Fund, L.P. The address of Mr. Baker is 41 Sutter Street, San Francisco,
CA 94104.

(4) Includes 935,510 shares issuable upon exercise of options to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006.

(5) Based on a Schedule 13G filed by Mr. Abrams with the SEC on February 27,
2006. The address of Mr. Abrams is 131 Laurel Grove Ave., Kentfield, CA 94904.

(6) Includes 295,000 shares issuable upon exercise of options to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006

(7) Shares are jointly held by Mr. Mulligan and his wife.

(8) Includes 310,000 shares issuable upon exercise of options to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006.

(9) Includes 292,500 shares issuable upon exercise of warrants to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006. A warrant to purchase 585,000 common shares was initially issued to Nekei Consulting, LLC, an entity controlled by Bill and Tim Keating. The beneficial ownership of that warrant was split equally between Tim and Bill Keating.

(10) Includes 292,500 shares issuable upon exercise of warrants to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006. A warrant to purchase 585,000 common shares was initially issued to Nekei Consulting, LLC, an entity controlled by Bill and Tim Keating. The beneficial ownership of that warrant was split equally between Tim and Bill Keating.

(11) Includes 466,000 shares issuable upon exercise of warrants to purchase shares of common stock of Handheld that are currently exercisable or will become exercisable within 60 days after March 21, 2006. The address of Goldpine
Partners LLC is 1129 State Street Suite 6 Santa Barbara, CA 93101.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions were entered into by HHE. Vika was not a party to any such reportable transactions during the last two years.

CARL PAGE TRANSACTIONS

Starting in December 2003, Carl Page, a member of our board of directors and our
Chief Technology Officer, from time to time made cash advances to us which were subsequently converted into notes totaling $3,741,049 to finance our operations.
This amount was documented in four separate promissory notes. The principal and interest on three of those notes was convertible into shares of HHE's common stock at different conversion rates. The other note entitled Mr. Page to receive a warrant to purchase 60,000 shares of HHE common stock with a strike price of
$0.37 per share.

Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to us and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to us. As of December
31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to Mr.
Page pursuant to these notes.

Pursuant to the terms of Mr. Page's convertible notes, in connection with the
Merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 2,491,673 shares of our common stock.

CONSULTING SERVICES OF NEKEI CONSULTING, LLC

Nekei Consulting, LLC is a California consulting company that is wholly owned by
Tim Keating, our Chief Operating Officer, and Bill Keating, our Chairman of the
Board. From August 2004 through January 2006, Nekei provided a variety of consulting services to us. In January 2006, we entered into an agreement with Nekei memorializing the compensation arrangement for all consulting services provided to us by Nekei and/or its affiliates. Nekei's compensation consists of the following: (1) a warrant to purchase an aggregate of 585,000 shares of our common stock at an exercise price of $.0001 per share, which was issued in May 2004 and expires in May 2007; (2) a total of $180,000 paid to Nekei and its affiliates prior to January 26, 2006; and (3) $300,000 payable in three equal installments in February, March and April 2006. It is not currently anticipated that Nekei will provide further consulting services to us.

CONSULTING SERVICES FOR FINANCING TRANSACTION

In July 2005, the Board of HHE approved the hiring of two consultants, David N.
Baker and Joseph Abrams, to assist HHE in effecting a financing transaction that would enable it to achieve its growth strategy. In consideration for their services the consultants were issued 6% (or 560,910 shares) of the common stock of HHE, on a fully diluted basis. In connection with the reverse merger, we completed a financing transaction that resulted in gross proceeds of approximately $7.6 million in cash through the private placement documented above. The shares were issued to the consultants in January 2006 and will be recognized as compensation expense in the latter portion of 2005.

ITEM 13- EXHIBITS

     (A) EXHIBITS AND INDEX OF EXHIBITS:

The following documents are filed as a part of this Report:

     o    FINANCIAL STATEMENTS

The following financial statements and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

          o    Report of Independent Registered Accounting Firm for the year ended December 31, 2005 and 2004

          o    Balance Sheet at December 31, 2005 and 2004

          o    Statements of Operations for the years ended December 31, 2005 and 2004 and the period from December 3, 2003 (Date of Inception)
               to December 31, 2005

          o    Statements of Stockholders' Deficiency for the period from
               December 3, 2003 (Date of Inception) to December 31, 2005

          o    Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from December 3, 2003 (Date of Inception)
               to December 31, 2005

          o    Notes to Financial Statements at December 31, 2005 & 2004

     EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:
Exhibit

Number   Description
-------   -----------
    2.1  Agreement of Merger and Plan of Reorganization, dated as of February
         10, 2006, by and among Vika-DE, HHE Acquisition, Inc. and Handheld
         Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on
         February 13, 2006)

Exhibit
Number    Description
-------   -----------
    3.1   Certificate of Incorporation of Vika Corp. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K
          filed with the SEC on February 8, 2006)

    3.2   Certificate of Amendment to Certificate of Incorporation of Vika
          Corp., changing name to Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on
          Form 8-K filed with the SEC on February 13, 2006)

    3.3   Bylaws of Vika-DE (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on
          February 8, 2006)

   10.1   Handheld Entertainment, Inc. 2003 Stock Option/Stock Issuance Plan, as
          amended (incorporated herein by reference to Exhibit 10.1 to the
          Company's Current Report on Form 8-K filed with the SEC on February
          13, 2006)

   10.2   Form of Private Placement Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form
          8-K filed with the SEC on February 13, 2006)

   10.3   Form of Handheld Entertainment, Inc. Registration Rights Agreement
          (incorporated herein by reference to Exhibit 10.3 to the Company's
          Current Report on Form 8-K filed with the SEC on February 13, 2006)

   10.4   Amended and Restated Security Agreement, dated as of July 31, 2005, by and between Eastech Electronics (Taiwan), Inc. and Handheld
          Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on
          February 13, 2006)

   10.5   Amended and Restated Accounts Receivable Financing and Escrow
          Agreement, dated as of July 31, 2005, by and among Eastech Electronics
          (Taiwan), Inc., Handheld Entertainment, Inc. and Niesar Curls Bartling
          LLP (incorporated herein by reference to Exhibit 10.5 to the Company's
          Current Report on Form 8-K filed with the SEC on February 13, 2006)

   10.6   Employment Agreement, dated as of September 1, 2004, by and between Handheld Entertainment, Inc. and Jeffrey Oscodar
          (incorporated herein by reference to Exhibit 10.6 to the
          Company's Current Report on Form 8-K filed with the SEC on
          February 13, 2006)

   10.7   Agreement, dated as of January 26, 2006, by and between Nekei, LLC and
          Handheld Entertainment, Inc. (incorporated herein by reference to
          Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2006)

   10.8   Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on
          Form 8-K filed with the SEC on February 13, 2006)

   10.9   Letter from Scott Sutherland, dated as of February 10, 2006, resigning as a director and officer of Vika Corp. and its direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.9 to the
          Company's Current Report on Form 8-K filed with the SEC on February
          13, 2006)

Exhibit
 Number   Description
-------   -----------
  10.10   Form of Lockup Agreement (incorporated herein by reference to Exhibit
          10.10 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2006)

  10.11   Placement Agent Agreement, dated January 25, 2006, between Handheld
          Entertainment, Inc. and Newbridge Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on
          Form 8-K filed with the SEC on February 24, 2006)

  10.12   Form of Placement Agent Warrant (incorporated herein by reference to
          Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2006)

  21.1*   List of subsidiaries

  24.1*   Power of Attorney (included on signature page)

  31.1*   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2* Certification of Chief Financial
          Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1*   Certification of Chief Executive Officer and Chief Financial Officer
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amisano Hanson has served as our principal accountant since April 2005.

     (1)  AUDIT FEES

Amisano Hanson, our principal accountant during 2005, billed us audit fees in the aggregate amounts of $4,303 and $4,000 during 2005 and 2004, respectively.
These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements

     (2)  AUDIT-RELATED FEES

Amisano Hanson, our principal accountant during 2005, billed us audit-related fees in the aggregate amounts of $8,235 and $0 during 2005 and 2004, respectively. These fees relate primarily to the review of quarterly financial statements, the use of audit reports in securities issuance, successor auditor consultation and acquisition and asset sale activity.

          (3) TAX FEES

No fees of this sort were billed by Amisano Hanson, our principal accountant during 2005 and since our inception in 2003.

          (4) ALL OTHER FEES

No fees of this sort were billed by Amisano Hanson, our principal accountant during 2005 and since our inception in 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

HANDHELD ENTERTAINMENT, INC.

By: /s/ JEFFREY OSCODAR
    -----------------------------
    Jeffrey Oscodar
    President & Chief Executive Officer (Principal Executive Officer)

By: /s/ WILLIAM J. BUSH
    -----------------------------
    William J. Bush
    Chief Financial Officer (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Jeffrey Oscodar and William J. Bush, and each of them, his attorneys-in-fact, and agents, each with the power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 2006.

By: /s/ WILLIAM KEATING
    -----------------------------
    William Keating
    Chairman of the Board of Directors

By: /s/ GEOFFREY MULLIGAN
    -----------------------------
    Geoffrey Mulligan
    Director

By: /s/ NATHAN SCHULHOF
    -----------------------------
    Nathan Schulhof
    Director

By: /s/ JEFFREY OSCODAR
    -----------------------------
    Jeffrey Oscodar
    President, CEO & Director

By: /s/ CARL PAGE
    -----------------------------
    Carl Page
    Chief Technical Officer & Director

                                INDEX TO EXHIBITS

Exhibit
 Number  Description
-------  -----------
    2.1  Agreement of Merger and Plan of Reorganization, dated as of February
         10, 2006, by and among Vika-DE, HHE Acquisition, Inc. and Handheld
         Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February
         13, 2006)

    3.1  Certificate of Incorporation of Vika Corp. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K
         filed with the SEC on February 8, 2006)

    3.2  Certificate of Amendment to Certificate of Incorporation of Vika Corp.,
         changing name to Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K
         filed with the SEC on February 13, 2006)

    3.3  Bylaws of Vika-DE (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on February
         8, 2006)

   10.1  Handheld Entertainment, Inc. 2003 Stock Option/Stock Issuance Plan, as
         amended (incorporated herein by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K filed with the SEC on February 13,
         2006)

   10.2  Form of Private Placement Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form
         8-K filed with the SEC on February 13, 2006)

   10.3  Form of Handheld Entertainment, Inc. Registration Rights Agreement
         (incorporated herein by reference to Exhibit 10.3 to the Company's
         Current Report on Form 8-K filed with the SEC on February 13, 2006)

   10.4  Amended and Restated Security Agreement, dated as of July 31, 2005, by and between Eastech Electronics (Taiwan), Inc. and Handheld
         Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on
         February 13, 2006)

   10.5  Amended and Restated Accounts Receivable Financing and Escrow
         Agreement, dated as of July 31, 2005, by and among Eastech Electronics
         (Taiwan), Inc., Handheld Entertainment, Inc. and Niesar Curls Bartling
         LLP (incorporated herein by reference to Exhibit 10.5 to the Company's
         Current Report on Form 8-K filed with the SEC on February 13, 2006)

   10.6  Employment Agreement, dated as of September 1, 2004, by and between
         Handheld Entertainment, Inc. and Jeffrey Oscodar (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form
         8-K filed with the SEC on February 13, 2006)

   10.7  Agreement, dated as of January 26, 2006, by and between Nekei, LLC and
         Handheld Entertainment, Inc. (incorporated herein by reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the
         SEC on February 13, 2006)

Exhibit
 Number  Description
-------  -----------
   10.8  Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on
         Form 8-K filed with the SEC on February 13, 2006)

   10.9  Letter from Scott Sutherland, dated as of February 10, 2006, resigning as a director and officer of Vika Corp. and its direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.9 to the
         Company's Current Report on Form 8-K filed with the SEC on February 13,
         2006)

  10.10  Form of Lockup Agreement (incorporated herein by reference to Exhibit
         10.10 to the Company's Current Report on Form 8-K filed with the SEC on
         February 13, 2006)

  10.11  Placement Agent Agreement, dated January 25, 2006, between Handheld
         Entertainment, Inc. and Newbridge Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on
         Form 8-K filed with the SEC on February 24, 2006)

  10.12  Form of Placement Agent Warrant (incorporated herein by reference to
         Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the
         SEC on February 24, 2006)

  21.1*  List of subsidiaries

  24.1*  Power of Attorney (included on signature page)

  31.1*  Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

  31.2*  Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

  32.1*  Certification of Chief Executive Officer and Chief Financial Officer
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

