Form 10QSB
period 2006-03-31
HANDHELD ENTERTAINMENT, INC.
filed 2006-05-15
CIK 1309710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006
                                                 --------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the transition period from: _______ to _______

                        Commission File Number 333-124421

                          HANDHELD ENTERTAINMENT, INC.
                          ----------------------------
              (Exact name of Small business issuer in its charter)

-----------------------------------------------------------------------------------------------------------------------------------

                                    DELAWARE                                                         98-0430675
         (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

             539 BRYANT STREET SUITE 403, SAN FRANCISCO, CALIFORNIA                                    94107
                    (Address of principal executive offices)                                         (Zip code)

                                (415) 495 - 6470
                           Issuer's telephone number
-----------------------------------------------------------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                YES [ ] NO [X]

As of May 15, 2006, 14,836,454 shares of Issuer's common stock, with $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format:        YES  [  ]     NO  [X]

                          HANDHELD ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3
--------------------------------------------------------------------------------

   ITEM 1-  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                         3
            CONDENSED BALANCE SHEETS (UNAUDITED)                               3
            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                     4
            CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                     5
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                6
   ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          15
   ITEM 3- CONTROLS AND PROCEDURES                                            25

PART II - OTHER INFORMATION                                                   25
--------------------------------------------------------------------------------

   ITEM 6- EXHIBITS                                                           26

SIGNATURES                                                                    27
--------------------------------------------------------------------------------

INDEX TO EXHIBITS:                                                            28
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1- CONDENSED FINANCIAL STATEMENTS
                          HANDHELD ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS

                                                                             MARCH 31,           DECEMBER 31,
                                                                               2005                 2005
                                                                          ----------------    -----------------
                                                                             UNAUDITED

ASSETS
   Current assets:
     Cash and cash equivalents, net                                            $5,016,399             $277,734
     Accounts Receivables, net                                                    596,691              902,492
     Inventories, net                                                              61,175              165,732
     Prepaid expenses and other current assets                                    104,062              118,354
                                                                            --------------        -------------
   TOTAL CURRENT ASSETS                                                         5,778,327            1,464,312

   Fixed assets, net                                                               38,661               27,813
   Capitalized software, net                                                        8,997               10,034
   Deposit and other non-current assets                                           280,100               12,394
                                                                            --------------        -------------
TOTAL ASSETS                                                                    6,106,085            1,514,553
                                                                            ==============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
        Trade accounts payable                                                    831,948            1,184,086
        Accrued and other liabilities                                             686,581              705,675
        Trade accounts and other obligations payable to officers,
          affiliates and related parties                                          646,299            1,348,241
        Short term convertible and non-convertible notes and loans                 79,500              109,500
        Short term notes and loans, related party                                 500,000            3,741,049
                                                                            --------------        -------------
     TOTAL CURRENT LIABILITIES                                                  2,744,328            7,088,551

                                                                            --------------        -------------
   TOTAL LIABILITIES                                                            2,744,328            7,088,551
                                                                            --------------        -------------

SHAREHOLDERS' EQUITY (DEFICIT)
Convertible Series A Preferred, $0.0001 par value; 563,380
authorized; 563,380 issued and outstanding; with a liquidation
preference of $70,423 at December 31, 2005.                                         --                      56
Convertible Series B Preferred, $0.0001 par value; 1,111,111 authorized; 897,778 issued and outstanding; with a liquidation
preference of $808,000 at December 31, 2005.                                        --                      90
Convertible Series C Preferred, $0.0001 par value; 1,000,000 authorized; 138,700 issued and outstanding; with a liquidation
preference of $346,750 at December 31, 2005.                                        --                      14
Convertible Series D Preferred, $0.0001 par value; 800,000
authorized; 287,325 issued and outstanding; with a liquidation
preference of $1,077,469 at December 31, 2005.                                      --                      29
Common stock, $0.0001 par value; 50,000,000 authorized;
14,267,787 issued and outstanding at March 31, 2006 and
3,396,771 issued and outstanding at December 31, 2005.                           1,429                     340
Additional paid in capital - Warrants and stock options                         2,656,888            2,482,073
Additional paid in capital - Deferred Compensation                               (177,950)                  --
Additional paid in capital                                                     15,641,682            2,792,669
Accumulated deficit                                                           (14,760,292)         (10,849,269)
                                                                            --------------        -------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                         3,361,757           (5,573,998)

                                                                            --------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           $6,106,085           $1,514,553
                                                                            ==============        =============

                   See Notes to Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                    2006                2005
                                                                            ----------------    ----------------

 Sales                                                                             $584,234             $46,223

 Cost of goods sold                                                                 600,704              43,383
                                                                               -------------         -----------
 GROSS MARGIN
                                                                                    (16,470)              2,840

 COSTS AND EXPENSES

    Sales and marketing                                                             701,940              74,041
    General and administrative (including stock based compensation
    expense of $773,925 and $109,103)                                             1,698,112             419,832

    Research and development                                                        354,425             170,710
                                                                               -------------        ------------
 TOTAL OPERATING EXPENSES
                                                                                  2,754,477             664,583

                                                                               -------------        ------------
 LOSS FROM OPERATIONS
                                                                                 (2,770,947)           (661,743)

 OTHER INCOME AND (EXPENSE)

    Interest income                                                                  24,086                   -

    Interest expense                                                                (70,479)            (16,328)

    Loss on conversion of debt                                                   (1,093,684)                  -
                                                                               -------------       -------------

 TOTAL OTHER INCOME (EXPENSE)                                                    (1,140,077)            (16,328)

                                                                               -------------       -------------
 NET LOSS
                                                                                 (3,911,024)           (678,071)
                                                                               =============       =============

                                                                               -------------       -------------
 NET LOSS PER SHARE - BASIC AND DILUTED                                              ($0.41)             ($0.24)
                                                                               =============       =============

    Weighted Average shares used in computing basic and diluted net loss
    per share                                                                     9,446,644           2,835,861

                   See Notes to Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                   2006                2005
                                                             ---------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET CASH USED IN OPERATING ACTIVITIES                        ($2,626,189)           ($446,606)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                            (15,193)                   -
   Purchase of Software Licenses                                   (156,000)                   -
                                                               -------------        -------------
   NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES               ($171,193)                  $0

CASH FLOWS FROM FINANCING ACTIVITIES:

   Bank overdraft                                                         -               10,468
   Short-term borrowings, related parties                           500,000                    -
   Repayments of short-term borrowings, related parties                   -               (8,370)
   Long-term borrowings, related parties                                  -              419,500
   Repayments of long-term borrowings                               (30,000)                   -
   Issuance of common stock                                       7,605,000                    -
   Offering costs                                                  (538,953)              (3,975)
                                                               -------------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        $7,536,047             $417,623

Net increase (decrease) in cash and cash equivalents              4,738,665              (28,983)
Cash and cash equivalents at beginning of period                    277,734               28,983
                                                               -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $5,016,399                    -
                                                               =============        =============

-------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                                 2006                  2005
                                                            ---------------      -----------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Conversion of notes, related party to common stock              3,913,112                    -

 Completion of reverse merger                                            -                    -
 Conversion of preferred stock into common stock                         -                    -
--------------------------------------------------------------------------------------------------

                   See Notes to Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

     INTERIM FINANCIAL STATEMENTS

The interim condensed financial statements have been prepared from the records of Handheld Entertainment, Inc., a Delaware corporation ("we", "us", "our" or the "Company") without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005, have been made. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the current report on Form
8-K/A filed on April 11, 2006 with the U.S. Securities and Exchange Commission
("SEC") for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,911,024 and net cash used in operations of $2,626,189 for the three months ended March 31, 2006 and an accumulated deficit of $14,760,292 at March
31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturing partner. We are seeking additional equity and/or debt financing to sustain our growth strategy. We were able to obtain sufficient funds subsequent from our 2006 private placement to continue in operation at least through the completion of these financial statements. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2006. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations.
Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

We plan on generating future revenues from the sale of our existing and future products through retail establishments. The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

     USE OF ESTIMATES

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the

United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application.
There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of accounts receivable and inventories, valuation of capital stock, options and warrants granted for services, estimates of allowances for sales returns and the estimate of the valuation allowance on deferred tax assets.

     STOCK BASED COMPENSATION

On January 1, 2006, the Company implemented Statement of Financial Accounting
Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB
Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black
Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

     CONCENTRATIONS

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

At March 31, 2006, one retailer accounted for approximately 96% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues
-------------------------

In the three months ended March 31, 2006, Wal-Mart represented 97% of our revenues and we therefore were materially dependent upon them. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on our results.

Concentration of Supplier
-------------------------

Manufacturing of our ZVUE product is performed in China by our manufacturing partner who is a related party (see Note 8). Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated. At March 31, 2006, $4,562 of component inventory was held at the
Chinese location.

Purchases during the three months ended March 31, 2006 and 2005 from our manufacturing partner were approximately $488,000 and $186,000, respectively.
Amounts payable due to this vendor at March 31, 2006 was approximately $306,000 and are included in accounts payable and other obligations payable to officers, affiliates and related parties. The balance due is fully collateralized by substantially all assets of the Company.

Product Concentration
---------------------

During the first quarter of 2006, revenues were derived primarily from the sale of one product model.

3.       ACCOUNTS RECEIVABLE
         -------------------

Accounts Receivable at March 31, 2006 were as follows:

         Accounts receivable                                $659,833
         Less:  Allowance for doubtful accounts              (63,142)
                                                          -----------
         ACCOUNTS RECEIVABLE, NET                           $596,691
                                                          ===========

Bad debt expense for the three months ended March 31, 2006 and 2005 was $0 and
$0, respectively.

4.       INVENTORIES
         -----------

At March 31, 2006, Inventories consists of the following:

         Finished Goods                                     $125,118
         Components                                            4,562
         Less:  Valuation Allowance                          (68,505)
                                                           ----------
         TOTAL INVENTORIES                                   $61,175
                                                           ==========

For the three months ended March 31, 2006, the Company increased the inventory valuation reserve by $11,460 primarily related to sales returns that were charged to cost of goods sold.

No valuation allowance was recorded for the three months ended March 31, 2005.

5.       REVERSE MERGER
         --------------

On February 10, 2006, the Company (formerly known as VIKA Corp.) entered into an
Agreement of Merger and Plan of Reorganization (the "Merger Agreement") by and
among the Company, Handheld Entertainment, Inc. a privately held California corporation ("HHE"), and HHE Acquisition, Inc., a newly formed wholly-owned
California subsidiary of the Company ("Acquisition Sub"). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger") on
February 10, 2006, Acquisition Sub was merged with and into HHE, and HHE became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger
Agreement, following the Merger, the Company changed its name to Handheld
Entertainment, Inc.

Each share of HHE common and preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of the Company's common stock. The total common shares of 3,396,771 and preferred shares of 1,887,183 of HHE were converted. The original remaining outstanding common shares of the Company totaled 2,350,000. Accordingly, the shareholders of HHE obtained 5,283,954 common shares of a total 7,633,954 of the
Company's common shares outstanding immediately following the closing of the merger resulting in an approximate 69% controlling voting interest in the consolidated entity. Immediately after the closing, another 2,491,673 common shares were issued to an officer/director of the Company (who had been an officer and director of HHE) upon conversion of his convertible notes, increasing the controlling interest in the Company of the HHE shareholders and noteholders to approximately 77% prior to the private placement described below.
In addition, the Board of Directors and officers of the Company were changed to the existing directors and officers of HHE. Upon the closing of the Merger, each outstanding option or warrant to acquire HHE's capital stock was assumed by the
Company and will thereafter may be exercisable for shares of the Company's common stock.

Due to the change in control of the Company, the transaction was accounted for as an acquisition of the Company by HHE and a recapitalization of HHE.

Accordingly, the consolidated financial statements of the Company just subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of HHE, and the operations of both companies from the recapitalization date of February 10,
2006. At the time of the merger, HHE had no liabilities and therefore none were assumed by the Company.

As a result of the recapitalization which occurred in February 2006, there was no retroactive effect on share and per share data for the periods presented in the accompanying financial statements.

6.       DEBT
        -----

The following table details our short term convertible and non-convertible notes and loans outstanding as of March 31, 2006:

Convertible 10% Notes Payable - Preferred Series D            $    34,500
Convertible Notes Payable - Preferred Series C                     30,000
8% Promissory Note Payable with Warrants Attached                  15,000
                                                              -------------
                                                              $    79,500
                                                              =============

The following table details our short term convertible notes and loans, related party:

8% Promissory Note Payable to Related Parties with warrants
     attached - (See Note 8)                                  $   500,000

                                                              -------------
                                                              $   500,000
                                                              =============

CONVERTIBLE 10% NOTES PAYABLE - PREFERRED SERIES D

In February 2004, HHE sold $64,500 of notes that were convertible into its
Series D preferred stock at a price equal to $3.75. The preferred series D stock was convertible to the common stock of the Company on a one for one ratio. The notes carry a 10% interest rate and were due and payable on demand but not earlier than one year after issuance. As of March 31, 2006, $34,500 of the notes and related interest earned were outstanding. These notes and all related accrued interest were repaid in full in May 2006.

For the quarter ended March 2006, $30,000 of the notes were repaid with interest.

As of March 31, 2006, we had accrued approximately $1,500 of interest related to the notes.

CONVERTIBLE NOTES PAYABLE - PREFERRED SERIES C

In February 2004, HHE sold $30,000 of notes that were convertible into its
Series C preferred stock at a price equal to $2.50. The preferred series C stock was convertible to the common stock of the Company on a one-for-one ratio. The notes carry no interest and were due and payable on demand.

On April 27, 2006, all of the notes were converted to 12,000 shares of the
Company's unregistered common stock. As a result of the conversion we will record a loss on conversion of approximately $30,000 in April 2006.

8% PROMISSORY NOTES PAYABLE TO RELATED PARTIES WITH WARRANTS ATTACHED

On December 15, 2003, HHE entered into a promissory note with a member of the
Board of Directors for $15,000. The note carried an 8% interest rate and was originally due on January 14, 2004 which was subsequently amended to July 1,
2006. Additionally, the holder received a warrant to purchase 3 shares of the common stock of the Company for each dollar of principal. These warrants have a strike price of $0.375 and will expire three years from issuance. The warrants were valued at $32,805 utilizing the Black-Scholes valuation model and were recognized as equity and interest expense over the original term of the loan.

At March 31, 2006, we considered the $15,000 note holder to no longer be a related party and accordingly this note is presented on the balance sheet in the
$79,500 balance to non-related parties. The note and accrued interest of approximately $3,000 were paid in full to the note holder in May 2006.

All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations.
Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date. For convertible instruments with a variable conversion price which were issued prior to 2006, due to the contingency of the conversion being linked to a future offering not under control of the creditor, any beneficial conversion amount was deferred to be measured and recorded when the contingency was resolved. In February 2006 the contingency was resolved and all were converted at the time of the recapitalization and therefore there were no variable conversion price notes outstanding at March 31, 2006. The Company recognized a loss on conversion of these variable price convertible notes of
$1,093,684

7.       TRADE ACCOUNTS AND OTHER OBLIGATIONS PAYABLE TO OFFICERS, AFFILIATES
         AND RELATED PARTIES
         --------------------------------------------------------------------

As of March 31, 2006, trade accounts and other obligations payable to officers, affiliates and related parties consisted of the following:

NAME                                   RELATIONSHIP
----                                   ------------

Eastech Electronics (Taiwan), Inc.     Manufacturing Partner and former Director              $ 305,553
Nekei Consulting LLC                   Controlled by Bill & Tim Keating, Chairman and COO       100,000
Gregory Sutyak                         Company Officer  (EVP)                                    33,598
William Bush                           Company Officer (CFO)                                     25,579
The Ardtully  Group                    Related Party Consultant                                  24,552
James Newborough                       Company Employee                                          20,000
Garrett Cecchini                       Company Officer (EVP)                                     14,373
Carl Page                              Director & CTO                                             7,369
Other                                                                                           115,275
                                                                                              ----------
                                                                                              $ 646,299
                                                                                              ==========

8.       RELATED PARTY TRANSACTIONS
         --------------------------

CONVERSION OF CONVERTIBLE NOTES BY RELATED PARTY

Starting in December 2003, a member of our board of directors and our Chief
Technology Officer (the "Lender") from time to time made cash advances to HHE which were subsequently converted into notes totaling $3,741,049 to finance
HHE's operations. This amount was documented in four separate promissory notes.
The principal and interest on three of those notes was convertible into shares of common stock at different conversion rates. The other note entitled the
Lender to receive a warrant to purchase 60,000 shares of common stock with a strike price of $0.37 per share.

Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to HHE and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to HHE. As of December
31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to the
Lender pursuant to these notes.

Pursuant to the terms of the Lender's convertible notes, in connection with the
Merger, an aggregate of $3,913,112 of principal and accrued interest on the convertible notes was converted into a total of 2,491,673 shares of the
Company's common stock. The Company recognized a loss on conversion of
$1,093,684.

CONVERTIBLE 8.0% PROMISSORY NOTES - COMMON STOCK

In January and February 2006, the Company received $500,000 in a series of cash advances from the Lender. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, the Lender agreed to convert the notes and all accrued interest at a rate of $4.92 per share which resulted in the issuance of 103,587 shares of the Company's unregistered common stock. In April
2006, the Company will recognize a gain on conversion of $84,941. (see Note 6).

9.       NET LOSS PER SHARE
         ------------------

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt and preferred stock to shares of common stock outstanding at March 31, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

                                       11

 -------------------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED MARCH 31
                                                                             ---------------------------------------------------
                                                                                       2006                      2005

 -------------------------------------------------------------------------------------------------------------------------------
    BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                         9,446,644                2,835,861
 -------------------------------------------------------------------------------------------------------------------------------
    Total Series A Preferred Stock Outstanding                                                -                    563,380
    Less: Anti Dilutive Series A Preferred Stock due to loss                                (-)                   (563,380)

    Total Series B Preferred Stock Outstanding                                                -                    897,778
    Less: Anti Dilutive Series B Preferred Stock due to loss                                (-)                   (897,778)

    Total Series C Preferred Stock Outstanding                                                -                    138,700
    Less: Anti Dilutive Series C Preferred Stock due to loss                                (-)                   (138,700)

    Total Series D Preferred Stock Outstanding                                                -                    249,780
    Less: Anti Dilutive Series A Preferred Stock due to loss                                (-)                   (249,780)

    Total Convertible Debt into Series D Preferred Stock                                      -                     25,200
    Less: Anti Dilutive Series D Preferred Stock due to loss                                (-)                    (25,200)

    Total Convertible Debt into Common Stock                                             95,972                    767,736
    Less: Anti Dilutive Common Stock due to loss                                        (95,972)                  (767,736)

    Total Stock Options Outstanding                                                   2,471,411                  1,477,683
    Less: Anti Dilutive Stock Options due to loss                                    (2,471,411)                (1,477,683)

    Total Warrants Outstanding                                                        1,666,055                  1,350,555
    Less: Anti Dilutive Warrants due to loss                                         (1,666,055)                (1,350,555)
 -------------------------------------------------------------------------------------------------------------------------------
                                 DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          9,446,644                  2,835,861
 -------------------------------------------------------------------------------------------------------------------------------

In total, at March 31, 2006 and 2005 there were financial instruments convertible into 4,233,438 and 5,470,812 common shares, respectively, which may potentially dilute future earnings per share.

10.      SEGMENT INFORMATION
         -------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information." SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consumer
Electronics segment. Approximately, 97% and 98% of our sales for the three months ended March 31, 2006 and 2005, respectively were to customers in the
United States of America; the remaining percentage were principally to customers in Europe.

11.      SHAREHOLDERS' EQUITY
         --------------------

     PREFERRED STOCK

Since the reverse merger (See Note 5) completed on February 10, 2006, the
Company has 1,000,000 shares of preferred stock authorized of which none is outstanding at March 31, 2006.

     PRIVATE PLACEMENT

In connection with the Merger, through February 22, 2006, we accepted subscriptions for a total of 152.1 units in a private placement, each unit consisting of 25,000 shares of our common stock, at a purchase price of $50,000 per unit (the "Private Placement"). We received gross proceeds from the Private
Placement in the amount of $7,605,000 and issued 3,802,500 common shares.

The Private Placement was made solely to "accredited investors," as defined in
Regulation D under the Securities Act. The units and the common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by
Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

The common shares issued under the private placement are subject to registration rights pursuant to a registration rights agreement ("the agreement"). The agreement states that the registration statement shall be (i) filed within 60 days of February 10, 2006, (ii) declared effective within 120 days of the initial filing date and (iii) kept effective until the earlier of (a) 18 months after February 10, 2006 or (b) the date when all registerable securities have been sold. The registration rights agreement contains a liquidated damages provision whereby liquidated damages may accrue and are payable in cash or common stock at fair market value, at the Company's discretion, at the rate of
1% of the aggregate amount invested by the investors per 30 day period or pro-rated for partial periods if (i) a registration statement is not filed within 60 days of February 10, 2006, (ii) the Company does not respond to initial comments of the SEC within 21 days after the Company's receipt of such comments or (iii) if the Company fails to use its reasonable best efforts to cause the registration statement to be declared effective. The liquidated damages are limited under the registration rights agreement to a 6% maximum amount. The registration statement was filed on April 11, 2006 as per the registration rights agreement. Additionally, the Company has exercised a market standoff provision included in the registration rights agreement whereby the shares, subject to the registration statement, will be subject to a 180 day lockup period following the effectiveness of a second registration statement filed by the Company on April 26, 2006 which is an underwritten offering.

The Company reevaluated whether the warrants and options previously (see Note 6)
or currently granted by HHE or the Company may have to be classified as liabilities pursuant to EITF 00-19 "Accounting for Derivative Financial
Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" due
to HHE becoming a publicly traded company and due to the registration rights agreement. Management noted all convertible debt which had been convertible at a variable rate was converted in February 2006 and that the warrants and options are not subject to the registration rights and have fixed exercise prices. In addition, there were no other criteria of EITF 00-19 that would require the warrants and options to be classified as liabilities. Therefore the warrants and option will remain as equity instruments.

The Company did determine however that the registration rights agreement itself is a derivative instrument subject to classification as liability at fair value.
We noted that the maximum liquidated damages amount computed at 6% would be
$456,300. At March 31, 2006 we determined that since the registration statement had been filed timely and the Securities and Exchange Commission has notified us that the registration statement would not be reviewed by them, that the fair value of the registration rights agreements using a probability based discounted cash flow model is zero. This fair value will be reevaluated at each reporting date.

Newbridge Securities Corporation served as placement agent in connection with the Private Placement and was credited with placing 13 units. The placement agent received (1) a cash fee of $39,000 (representing 6% of the gross proceeds of the units sold by it in the Private Placement), (2) three-year warrants to purchase 16,250 shares of common stock (representing 5% of the shares sold by it in the Private Placement) at an exercise price of $2.00 per share and (3)
additional three-year warrants to purchase 16,250 shares of common stock
(representing 5% of the shares sold by it in the Private Placement) at an exercise price of $4.00 per share.

     OTHER STOCK GRANTS AND ISSUANCES

During the three months ended March 31, 2006, 2,350,000 common shares were deemed issued to the original shareholders of Vika pursuant to a reverse merger and recapitalization of the Company ( see Note 5).

During the three months ended March 31, 2006, the Company issued 2,491,673 common shares upon conversion of convertible notes and accrued interest of a related party aggregating $3,913,112. (see Note 5).

During the three months ended March 31, 2006 the Company granted 108,560 common shares to employees for services of which 35,900 are subject to future service requirements and 72,660 are for past services rendered. The 81,060 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.00 per share for a total of $162,120 and the shares granted in March
2006 are valued at the quoted trading price of the common stock on the respective grant dates of $4.85 for 15,000 shares and $6.40 for 12,500 shares for a total value of $152,750 for the March 2006 shares. Of the total shares value of $314,870, $136,920 has been expensed and $177,950 has been deferred as of March 31, 2006.

During the three months ended March 31, 2006 the Company granted 231,100 common shares to non-employees for past services rendered. The shares were valued at the contemporaneous private placement price of $2.00 per share resulting in an expense of $462,200.

     STOCK BASED AWARDS

During the three months ended March 31, 2006 we granted 100,000 vested warrants exercisable at $2.00 per share to a service provider. The warrants were valued at $1.12 (using an expected volatility of 82.7%, a risk-free interest rate of
4.66% and a dividend yield of 0%) per a Black-Scholes option pricing method for a total $111,634 charged to operations. We also issued 16,250 warrants at an exercise price of $2.00 per shares and 16,250 warrants at an exercise price of
$4.00 per share to an investment banking firm for services rendered. These warrants were valued at $1.12 and $0.79 (using an expected volatility of 82.7%, a risk-free interest rate of 4.66% and a dividend yield of 0%) respectively for a total value of $30,981 charged to operations. In addition, $24,240 of expense and additional paid-in capital was recorded relating to vesting of portions of warrants granted to non-employees in 2006.

During 2006 we accounted for 15,000 vested options granted to an employee and charged the fair value of $7,950 to operations.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting
for Stock Issued to Employees", under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. We had adopted the disclosure-only provisions of SFAS No.
123, "Accounting for Stock Based Compensation" as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure".

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net loss would have been changed to the pro forma amounts indicated below. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of actual results.

-----------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31,
                                                                           2005
                                                              ---------------------------------

Net loss, as reported                                                                ($678,071)
Intrinsic compensation charge recorded under APB 25                                    109,102
Pro Forma compensation charge under SFAS 123, net of tax                              (140,766)
Pro Forma net loss                                                                   ($709,735)
Net Loss Per Share:
          Basic and Diluted --as reported                                               ($0.24)
          Basic and Diluted --pro forma                                                 ($0.25)
-----------------------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                       14

---------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 2005
                                                             --------------------------------

Risk-free interest rates                                                          3.1 - 4.5%
Expected dividend yields                                                                0.0%
Expected volatility                                                                    82.7%
Expected option life (in years)                                                            5
---------------------------------------------------------------------------------------------

The weighted average fair values as of the grant date for grants made in the three months ended March 31, 2005 was $0.77.

12.      SUBSEQUENT EVENTS
         -----------------

CONVERSION OF CONVERTIBLE NOTES BY RELATED PARTY

As documented in Note 8, on April 30, 2006, a member of our board of directors and our Chief Technology Officer converted a series of cash advances, and the related interest, to common stock at a fixed price resulting in the issuance of
103,487 unregistered common shares.

WARRANTS ACTIVITY

Subsequent to March 31, 2006, a holder of a common stock warrant exercised an existing warrant to purchase 466,000 shares of our stock. The exercise was concluded on a "net" basis resulting in no cash to the company. As a result of the exercise, the Company, on April 27, 2006, issued 443,080 common shares to the holder. After accounting for that conversion, outstanding warrants are as follows:

----------------------------------------------------------------------------------------------------
                                                        NUMBER OF WARRANTS   AVERAGE EXERCISE PRICE
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
OUTSTANDING, MARCH 31, 2006                                      1,666,055                    $0.50
----------------------------------------------------------------------------------------------------
Granted                                                                 --                       --
Exercised                                                         (466,000)                    0.25
Expired                                                                 --                       --
----------------------------------------------------------------------------------------------------
OUTSTANDING, MAY 15, 2006                                        1,200,055                    $0.60
----------------------------------------------------------------------------------------------------

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following Management's Discussion and Analysis or Plan of Operations
("MD&A") is intended to provide readers with an understanding of the Company.
The following are included in our MD&A:

  o   Overview, Trends and Business Development;
  o   Forward Looking Statements;
  o   Results of Operations;
  o   Liquidity and Capital Resources;
  o   Critical Accounting Policies; and
  o   Factors That May Impact Future Operating Results.

OVERVIEW, TRENDS AND BUSINESS DEVELOPMENT

Handheld Entertainment, Inc. ("we", "us", "our", or "the Company") is a Delaware
corporation. We design, develop and market portable media players (PMP) and deliver digital content through our website, www.zvue.com.

We offer consumers robust, feature rich, easy to use mobile devices at a compelling value, as well as access to a large and growing library of audio and video digital content assets. Our devices have been designed to be compatible with virtually all formats of content. Our portable media players are sold in over 1,800 stores in the United States. Our strategy is to capitalize on the synergy between portable digital entertainment products and related digital content.

We are focused on two large and growing synergistic multi-billion dollar markets--portable digital media devices and distributed digital content. There is an increasing demand for `on the go' entertainment. Trends such as increased broadband penetration into the home and the proliferation of wi-fi "hot spots"
have increased consumers' expectations for access to digital content across many different channels. Digital video recorders have freed consumers to view media
"when they want" and location shifting technologies used for transferring digital content between devices have enabled consumers to view media "where they want". Content distribution is also undergoing dynamic changes as both new and classic music videos, television shows and films are made available for downloading to devices. We believe that devices need content, content providers require robust devices, and consumers want a complete solution. We offer that solution.

We believe we are well positioned to take advantage of the projected growth in both PMP and digital content markets. Our strategy consists of the following elements:

o        family of products, mass marketed at a compelling value
o        easy to use - out of the box experience
o        diverse and continually relevant online content service
o        device and content flexibility

BY PROVIDING CONSUMERS A SOLUTION THAT INCLUDES DEVICES AS WELL AS CONTENT, OUR
GOAL IS TO CREATE A POWERFUL PLATFORM THAT WILL ENCOURAGE CONSUMERS TO ADOPT OUR
DEVICES, ACCESS OUR CONTENT AND THUS DISTINGUISH US FROM THE COMPETITION.

On February 10, 2006, we merged with a privately owned company whose stockholders acquired shares of our common stock that, after giving effect to the sales in the private placements, represented in excess of 46% of our ownership. The information in this quarterly filing on Form 10-QSB is presented as if the private company existing since 2003 had been the registrant for all periods presented. This section, "Management's Discussion and Analysis or Plan of Operation," and the financial statements presented in this quarterly filing on Form 10-QSB, are exclusive of any assets or results of operations or business attributable to our operations, other then those of the private company in accordance with accounting requirements applicable to reverse-merger transactions.

Also on February 10, 2006, we sold an aggregate of 70 units, each consisting of
25,000 shares of our common stock, to accredited investors in a private placement and received gross proceeds of $3,500,000 before payment of expenses.
On February 22, 2006, we sold an additional 82.1 units to accredited investors and received gross proceeds of $4,105,000 before payment of expenses and commissions, and terminated the private placement having realized total gross proceeds of $7,605,000. In connection with the second closing, we issued to a placement agent (1) three-year warrants to purchase 16,250 shares of our common stock (representing 5% of the shares sold by it in the private placement) at an exercise price of $2.00 per share and (2) additional three-year warrants to purchase 16,250 shares of our common stock (representing 5% of the shares sold by it in the private placement) at an exercise price of $4.00 per share.

Concurrent with the reverse merger and financing transaction described above a member of our board of directors and our Chief Technology Officer (the "Lender")
converted a series of cash advances, which had been transferred into notes, totaling $3,741,049 in principal, into our common stock. This amount was documented in four separate promissory notes. Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made and one note provided for an interest rate of 9.5% from the date the advances thereunder were made. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to the Lender pursuant to these notes. Pursuant to the terms of the Lender's convertible notes, in connection with the reverse merger, an aggregate of $3,913,112 of principal and accrued interest on the convertible notes through the conversion date was converted into a total of
2,491,673 shares of our common stock. The Company recognized a loss on conversion of $1,093,684.

FORWARD LOOKING STATEMENTS

The following information should be read in conjunction with our financial statements and the notes thereto and in conjunction with "Management's
Discussion and Analysis or Plan of Operations" in our Current Report on Form 8-

K/A filed on April 11, 2006. This quarterly report on Form 10-QSB, and in particular this "Management's Discussion and Analysis or Plan of Operations,"
may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Factors That May Impact
Future Operating Results" section of this Form 10-QSB, as well as contained in the Form 8-K/A. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three months ended March 31, 2006 and 2005 in absolute dollars and as a percentage of sales.
It also details the changes from the prior fiscal year in absolute dollars and in percentages.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------------------------------------------------
                                                          2006                       2005                CHANGE FROM PREVIOUS
                                                                                                                 YEAR
                                                 -----------------------    -----------------------    --------------------------
                                                                 AS %                       AS %
                                                                 OF                         OF           $ INCREASE /
                                                       $         SALES            $         SALES        (DECREASE)         %
                                                 -------------- --------    -------------- --------    --------------- ----------

      Sales                                           $584,234     100%           $46,223     100%           $538,011      1164%

      Cost of goods sold                               600,704     103%            43,383      94%            557,321      1285%
                                                   ------------   ------      ------------  -------      -------------   --------
 GROSS MARGIN                                          (16,470)     -3%             2,840       6%            (19,310)     -680%

      Operating expenses

      Sales & marketing                                701,940     120%            74,041     160%            627,899       848%

      General & administrative                       1,698,112     291%           419,832     908%          1,278,280       304%

      Research & development                           354,425      61%           170,710     369%            183,715       108%
                                                   ------------   ------      ------------  -------      -------------   --------
      TOTAL OPERATING EXPENSES                       2,754,477     471%           664,583    1438%          2,089,894       315%
                                                   ------------   ------      ------------  -------      -------------   --------

 LOSS FROM OPERATIONS                               (2,770,947)   -474%          (661,743)  -1432%         (2,109,204)      319%

      Other income / (expenses)

      Interest income                                   24,086       4%                 -       0%             24,086       100%

      Interest expense                                 (70,479)    -12%           (16,328)    -35%            (54,151)      332%

      Loss on conversion of debt                    (1,093,684)   -187%                 -       0%         (1,093,684)      100%
                                                   ------------   ------      ------------  -------      -------------   --------
 TOTAL OTHER INCOME / (LOSS)                        (1,140,077)   -195%           (16,328)    -35%         (1,123,749)     6682%
                                                   ------------   ------      ------------  -------      -------------   --------
 NET LOSS                                          ($3,911,024)   -669%         ($678,071)  -1467%        ($3,232,953)      477%
                                                   ============   ======      ============  =======      =============   ========

              SALES

         Sales were approximately $584,000 during the three months ended March
31, 2006 as compared to approximately $46,000 during the three months ended
March 31, 2005, an increase of approximately $538,000 or 1,164%. The increase is primarily due to the expansion of our distribution of our ZVUE product to nearly
1,800 Wal-Mart stores. Prior to that distribution contract, our product had primarily been purchased by customers over the Internet and through smaller retail outlets.

         At March 31, 2006, Wal-Mart accounted for approximately 96% of the gross accounts receivable and represented approximately 97% of our revenues for the three months ended March 31, 2006. At March 31, 2005, Wal-Mart accounted for approximately 6% of the gross accounts receivable and represented approximately
20% of our revenues for the three months ended March 31, 2005. As a result, for the periods being reported, we were materially dependent upon this customer for our revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, especially Wal-Mart, would have a material adverse effect on our results.

         All of our sales to Wal-Mart during 2006 and 2005 were of our ZVUE 200 model, which was our sole product sold. There can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200. The failure of these events to occur would significantly impact our future sales.

         Approximately 97% and 98% of our sales for the three months ended March
31, 2006 and 2005, respectively, were to customers in the United States of
America; the remaining percentage were principally to customers in Europe.

              COST OF GOODS SOLD AND GROSS MARGIN

         Cost of goods sold were approximately $601,000 during the three months ended March 31, 2006 as compared to approximately $43,000 during the three months ended March 31, 2005, an increase of approximately $558,000 or 1,285%.
The increase in cost of goods sold during the three months ended March 31, 2006 as compared to the prior year is primarily the result of the expansion of our distribution for the ZVUE product. We purchase our products from Eastech
Electronics (Taiwan) Inc., a contract manufacturer located in Taiwan that is the sole manufacturer of our ZVUE product. Purchases during the three months ended
March 31, 2006 and 2005 from Eastech were approximately $488,000 and $186,000, respectively.

         We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMP's which is subject to a manufacturing agreement which expires in January 2007. Eastech manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. This arrangement greatly reduces our cash needs. However, these terms are expected to change and that may require us to begin to make advance payments for our purchases of inventory and components. Our present relationship gives us both the production capacity and buying power of a much larger company. We do not have alternative financing available and do not maintain a revolving line of credit for purchases.

         Our relationship with Eastech may not continue into the future, and unforeseen events may result in our relationship ending or changing. An adverse change to this relationship would have a material adverse impact on our business and results of operations by, among other things, increasing our costs. The inability or unwillingness of Eastech to manufacture our products on a purchase order basis would expose us to additional costs.

         Gross margin is negative in the three months ended March 31, 2006 as a result of expenses related to the introduction of the product into retail distribution, the subsequent expansion of the product's distribution and the effect of higher component costs associated with low volume production. We expect that the basic product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single use contracts.

              SALES AND MARKETING EXPENSES

         Sales and marketing expenses were approximately $702,000 during the three months ended March 31, 2006 as compared to approximately $74,000 during the three months ended March 31, 2005, an increase of approximately $628,000 or
848%. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition related costs. The increase in these expenses is directly related to sustaining marketing for the currently shipping version of the ZVUE product
(Model 200) and market introduction costs for the upcoming versions of the ZVUE product (Models 400 and 500). We expect to continue to increase marketing and development efforts in the future, including as new versions of the ZVUE are introduced, and as a result expect this class of expenses to continue to increase.

              GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were approximately $1,698,000 during the three months ended March 31, 2006 as compared to approximately
$420,000 during the three months ended March 31, 2005, an increase of approximately $1,278,000 or 304%. Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, non-cash stock based expenses, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of stock options to employees and contractors, which was approximately $774,000 and
$109,000 in the three months ended March 31, 2006 and 2005, respectively. In
February 2006, our Board of Directors accelerated the vesting of all outstanding options as of December 31, 2005. As a result of the decision by the Board, approximately 1.2 million options became vested as of December 31, 2005 and the
Company recognized all of the remaining intrinsic value in the underlying options. The expense in 2006 is primarily related to the issuance of common stock to employees and other service providers.

         Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

              RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were approximately $354,000 during the three months ended March 31, 2006 as compared to approximately $171,000 during the three months ended March 31, 2005, an increase of approximately
$184,000 or 108%. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses is primarily as a result of the development work on the newest versions of the ZVUE product. Also, as a result of our product focus, we engaged additional third party consultants and made other investments to enhance our product offerings.
These actions also accounted for the increase in research and development expenses for the three months ended March 31, 2006 as compared to the previous period.

         We continue to closely monitor development expenses to ensure that we have maximum leverage while maintaining our ability to continually develop new cutting edge products. We expect to continue to have a steady investment in research and development. This is a reflection on our commitment to improving our existing core products and developing new products, features and functionalities. Our management believes that product innovation and new technology integration is essential to proactively respond to the ever-evolving customer demands and to remain competitive in our segment of the industry.

              INTEREST INCOME

         Interest income of approximately $24,000 relates to deposits in our depository accounts as a result of funds generated by the private placement concluded in February 2006. We did not record any interest income during 2005.

              INTEREST EXPENSE

         Interest expense of approximately $70,000 and $16,000 for the three months ended March 31, 2006 and 2005, respectively, was directly related to the interest payable on notes and other borrowings which we have entered into to fund our operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, the Company had a cash and cash equivalent balance of approximately $5,016,000 and a working capital of approximately $3,004,000.
Net cash used in operations was $2,626,189 for the three months ended March 31,
2006 as compared to net cash used in operations of $446,606 for the prior three month period ended March 31, 2005. For the three months ended March 31, 2006, the Company used cash to fund the Company loss of $3,911,024 offset by non-cash items such as expenses related to common stock issued for services of approximately $599,000, charges related to warrants issued to non-employees for services of $166,855, and charges under APB 25 related to stock options and warrants issued with intrinsic value to employees of $7,950. There were also changes in assets and liabilities of $595,389.

         Net cash used in investing activities in the three months ended March
31, 2006 was $171,193 as compared to net cash used in investing activities of $0 for the three month period ended March 31, 2005. For the three months ended
March 31, 2006, the primary use of the cash was to purchase software licenses.

         Net cash provided by financing activities in the three months ended
March 31, 2006 was $7,536,047 as compared to $417,623 for the three month period ended March 31, 2005. The completion of the private placement in February 2006 resulted in gross proceeds to the company of $7,605,000 and a payment of
$539,000 in offering costs. For the three months ended March 31, 2006, the
Company received $500,000 in proceeds from notes from related parties as compared to $419,500 in the three month period ended March 31, 2005.

         Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. We are seeking additional equity and/or debt financing to sustain our growth strategy. With the completion of the private placement in February
2006 we were able to obtain funds to continue our operations at least through
November 2006. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2006. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below. Five of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

         INVENTORIES

         Inventories, consisting primarily of finished goods and components, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of product costs of goods sold.

         SOFTWARE DEVELOPMENT COSTS

         Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards SFAS No. 86,
Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise
Marketed" for software that is embedded in our products. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

         We amortize capitalized software development costs on a
product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18, 36, or 60 months, depending on the product. We evaluate the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates its long-lived assets and intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

         REVENUE RECOGNITION

         Revenue is recognized when persuasive evidence of an arrangement exists
(generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured.
Our revenue is primarily derived from sales of PMP's to retailers. We record the associated revenue at the time of the sale net of estimated returns. We also sell our products directly to end-users via the Internet and we record revenue when the product is shipped, net of estimated returns.

         The Company follows the guidance of Emerging Issues Task Force (EITF)
Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and
(EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain
Considerations Received from Vendors." Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

         RESERVE FOR SALES RETURNS

         Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 90 days of end user purchase. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

Set forth below and elsewhere in this report are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.
For a more complete list of risks and uncertainties, see our Current Report on
Form 8-K/A filed on April 11, 2006.

   SINCE WAL-MART REPRESENTS APPROXIMATELY 97% OF OUR REVENUES, AND WAL-MART
HAS ONLY PURCHASED A SINGLE MODEL, IF THEY WERE NO LONGER OUR CUSTOMER,
DEMANDED DIFFERENT TERMS, OR DID NOT ACCEPT OUR FUTURE PLANNED MODELS, THAT
WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUES.

Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 97% of our revenues during the first quarter of 2006. While we plan to aggressively market the ZVUE to other major retailers, other major retailers may not take on the ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

All of our sales to Wal-Mart, our largest customer during 2006 and 2005, were of our ZVUE 200 model which has been our sole product sold to date. We expect the majority of our orders shipped to Wal-Mart during 2006 to be of our ZVUE 200 model. None of our other products are presently being ordered by Wal-Mart, and there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commences, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200.

Having virtually all of our retail business concentrated in one retailer and in one product also entails the risk that the retailer may demand price concessions and other terms that prevent us from operating profitably, and which could subject us to the risks affecting that retailer's business. In addition,
Wal-Mart maintains its own pay music download service that could compete with our download business and impact sales of our PMP devices.

   OUR AGREEMENT WITH EASTECH, THE SOLE MANUFACTURER OF OUR PRODUCTS, EXPIRES
IN JANUARY 2007, AND IF WE ARE UNABLE TO CONTINUE OUR RELATIONSHIP ON ACCEPTABLE
TERMS, OUR ABILITY TO MANUFACTURE PRODUCTS WOULD BE SIGNIFICANTLY IMPAIRED AND
OUR REVENUES WOULD BE NEGATIVELY IMPACTED.

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMPs. Eastech presently manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. However, these terms are expected to change, which may require us to begin to make advance payments for our purchases of inventory and components. We currently do not have alternative financing available and do not maintain a revolving line of credit for purchases. There can be no assurance that we can successfully renegotiate our agreement with Eastech.

Our relationship with Eastech may not continue into the future, and unforeseen events may result in our relationship ending or changing. An adverse change to this relationship would have a material adverse impact on our business and results of operations by, among other things, increasing our costs. The inability or unwillingness of Eastech to continue manufacturing our products on a purchase order basis, exposes us to additional risks.

Eastech is one of our significant investors. In 2004, Eastech purchased 555,556 shares of our series B convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $500,000.
In addition, Eastech's founder, chairman and CEO, who was a member of our board of directors at the time (he resigned in November 2005), purchased 26,666 shares of our series D convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $100,000. The terms of Eastech's relationship with us may be significantly influenced by
Eastech's ownership interest. We may not be able to locate replacement manufacturing or assembly facilities from independent parties that would provide payment, supply and other terms equivalent to those provided us by Eastech, particularly in light of the incentive provided by the ownership relationship which would not exist with any successor manufacturer to Eastech.

   WE FACE INTENSE COMPETITION FROM BOTH PMP MANUFACTURERS AND CONTENT
DISTRIBUTORS, SOME OF WHICH, LIKE APPLE, PROVIDE BOTH DEVICES AND CONTENT, THAT
HAVE GREATER RESOURCES THAN WE DO, AND CUSTOMERS MAY NOT CHOOSE OUR PRODUCTS OR
OUR CONTENT DELIVERY METHODS, PRICING, OR OFFERINGS OVER THOSE OF OUR
COMPETITORS.

The handheld entertainment market in which we operate, which includes portable video players, portable stereos,

game players, MP3 and CD players and, to a limited degree, personal digital assistants (PDAs) and wireless phones, is very competitive. The content delivery business in which we operate also is very competitive. Consumers have many devices to choose from and many content providers to choose from, such as Apple,
Napster, Musicmatch, RealAudio, and Wal-Mart, and we must compete with these devices and services in order to sell our ZVUE PMPs and generate revenues from content, including video content.

Moreover, several companies, including Apple Computer, Nintendo, Nokia, Sony,
Samsung, Toshiba and Creative Labs, have released, or announced that they are developing, handheld devices featuring digital video playback similar to that offered by us and planned in the future. We cannot guarantee that consumers will choose to purchase our PMP, or purchase content through our service, instead of other handheld devices or from other content companies. We also face competition from traditional media outlets such as television (including cable and satellite), radio (terrestrial and satellite), CDs, DVDs, videocassettes and others, and may in the future face competition from new or as yet unknown sources, such as broadband telephone providers. Emerging Internet media sources and established companies entering into the Internet media content market include Time Warner's AOL subsidiary, Microsoft, Apple, Google, Yahoo! and broadband Internet service providers who can be expected to be significant competitors. We expect this competition to become more intense as the market and business models for Internet video content to mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than we can and may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.

Furthermore, most of our competitors or potential competitors in both devices, and content, have significantly greater financial, technical and marketing resources than we do. They may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to developing, promoting and selling their products and services than we can.

   WE ARE DEPENDENT ON OUR SUPPLIERS, AND PRODUCTION OF THE ZVUE WOULD BE
NEGATIVELY AFFECTED IF THESE SUPPLIERS WERE UNABLE TO MEET OUR MANUFACTURER'S
REQUIREMENTS.

Our products contain components, including liquid crystal displays, memory chips and microprocessors, from a variety of suppliers. In order for us to have the
ZVUE manufactured, these components must be available at the right level of quality and at the right price. Some components, such as microprocessors, come from single-source suppliers, and alternative sources would not be available for those components unless we were to redesign the device. Other components, such as our screens, could be obtained from alternative suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, our sole-source manufacturer, Eastech Electronics (Taiwan) Inc. (Eastech) may not be able to promptly and cost-effectively manufacture the ZVUE in sufficient quantities to meet our demand.

   OUR EXISTING AGREEMENTS WITH EASTECH COULD HARM OUR CASH FLOWS, AND A
DEFAULT ON OUR PAYMENT OBLIGATIONS WOULD ALLOW EASTECH TO FORECLOSE AND
LIQUIDATE SOME OR ALL OF OUR ASSETS.

Although our manufacturing agreement with Eastech expired in June 2005, we have other agreements with Eastech that remain in effect. Under these agreements,
Eastech has a security interest in all of our assets (other than our patents, trademarks and copyrights). In addition, payments by our customers of our accounts receivable from the sale of our PMP products are required to be made to an escrow account, with the proceeds from that escrow account first being distributed to Eastech so that it receives its contract manufacturing price, with the remainder to us. During 2005, we began receiving payments directly from
Wal-Mart rather than through this escrow arrangement. If Eastech were to require that these payments be made to the escrow account, it could severely impact our cash flows. Furthermore, a default by us on our payment obligations to Eastech, including our failure to pay Eastech its contract manufacturing price, would permit Eastech to foreclose and liquidate some or all of our assets in order to pay amounts owed, which would harm our business and prospects, as well as our financial condition and results of operations.

   WE WILL NEED ADDITIONAL FUNDING TO CONTINUE DEVELOPING OUR TECHNOLOGY AND
MARKETING OUR PRODUCTS.

We will need additional funding to achieve the goals stated in our business plan. In particular, we will need working capital to support the marketing and distribution of our planned new products into retail channels. The nature of our manufacturer and distribution relationships do not presently require significant credit lines, however, if we are unable to borrow money to cover these costs, certain proceeds of the offering may be required to be utilized reducing our ability to invest in other aspects of our business potentially accelerating our need to raise additional funds.

If we experience delays in producing our new devices, acquiring content or entering into distribution agreements to get our products into additional retail outlets, we may need more funding than we currently anticipate which could accelerate our need to raise additional funds.

We may need to seek additional sources of financing, including debt and equity financing, within the next 12 months, depending on our expected cash needs and the availability of cash flow at that time. Any additional equity financing will result in dilution to the percentage ownership of our stockholders. There is no assurance that we will be able to obtain additional financing when it is needed, or that such financing, if available, can be obtained on terms favorable to us and our stockholders.

   WE ANTICIPATE LOSSES FOR THE IMMEDIATE FUTURE AND MAY NOT ACHIEVE
PROFITABILITY, AND OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR
ABILITY TO CONTINUE AS A GOING CONCERN.

We anticipate incurring losses in the immediate future and there can be no assurance that we will be able to achieve or sustain profitability or positive cash flow in the near term, or at all. Based on our history of losses, our independent auditors have stated in their report accompanying their audit of our
2005 year-end financial statements that there is substantial doubt about our ability to continue as a going concern. If consumers are slower to embrace our products than we expect and we are unable to obtain additional financing in the near future, we may not be able to continue operating our business.

   WE RELY ON THIRD-PARTY CONTENT PROVIDERS, WHICH MAY NOT PROVIDE THEIR
CONTENT TO US ON ADVANTAGEOUS TERMS OR AT ALL AND WHO MAY DISCONTINUE THEIR
INVOLVEMENT WITH US AT ANY TIME.

We contract with third parties to obtain content for distribution to our customers. We pay royalties/fees to obtain the necessary rights to lawfully offer these materials to our customers. Royalty rates associated with content are not standardized or predictable. Our licensing arrangements are generally non-exclusive and short-term and do not guarantee renewals. Some parties in the content industry have consolidated and formed alliances, which could limit the availability of, and increase the costs associated with acquiring rights to content. Further, some content providers currently, or in the future may, offer music and video products and services that would compete with our music and video products and services, and could take action to make it more difficult or impossible for us to license or distribute content, such as imposing harsh usage rules restricting copying or other uses by our customers. If we are unable to offer a wide variety of content at reasonable rates, our revenues and results of operations may be adversely affected.

   OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF WE ARE NOT
SUCCESSFUL IN RESPONDING TO THOSE CHANGES, OUR BUSINESS WILL BE NEGATIVELY
IMPACTED.

The market for entertainment products such as our PMPs, is characterized by rapid technological change, evolving industry standards, customer demands, and frequent release of new products and enhancements of existing products. Our success will depend on our ability to enhance our technology and our products continually in response to evolving demands in the marketplace and competing products. If we are not successful in doing so, our business and prospects would be negatively impacted.

   OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD
HARM OUR BUSINESS AND PROSPECTS.

Our success depends on our ability to attract and retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire and retain experienced management personnel to help us grow and manage our business, skilled software engineers for research and development efforts, and experienced content development personnel. We have experienced difficulties in hiring and retaining personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the San Francisco Bay Area, where our headquarters is located. If we do not succeed in attracting or retaining personnel our business and prospects could be harmed.

   OUR BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED
WITH FOREIGN MANUFACTURING.

Because our manufacturer's headquarters is in Taiwan and its factory is in
China, our business is subject to risks associated with doing business internationally. Accordingly, our future results could be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in the political or economic conditions in Taiwan, China or elsewhere, trade-protection measures, import or export licensing requirements, delays in shipping, potential labor activism, inclement weather, difficulty in managing foreign manufacturing operations and less effective protection of intellectual property.

   OUR SALES ARE SEASONAL AND WE EXPECT OUR QUARTERLY RESULTS TO FLUCTUATE.

We expect that sales of our products will be higher during the Christmas shopping season, when consumers tend to spend more on electronic and entertainment devices. We also expect that sales will decline during the summer months, when consumer spending usually decreases. Such seasonal trends could affect our quarterly operating results.

   OUR DIRECTORS, EXECUTIVE OFFICERS AND ENTITIES AFFILIATED WITH THEM
BENEFICIALLY OWN A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK, WHICH GIVES
THEM SIGNIFICANT CONTROL OVER SOME MAJOR DECISIONS ON WHICH OUR STOCKHOLDERS MAY
VOTE AND MAY DISCOURAGE AN ACQUISITION OF US.

After giving effect to shares to be offered under this prospectus, our executive officers, directors and affiliated persons will beneficially own, in the aggregate, approximately 38.3% of our outstanding common stock. This figure does not reflect the increased percentages that the officers and directors may have in the event that they exercise options that may be granted to them under our employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. These current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote.

ITEM 3-CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (March 31, 2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6-EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

  NUMBER                              EXHIBIT TITLE
-------------------------------------------------------------------------------

   31.1      Certification of Chief Executive Officer Pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002

   31.2      Certification of Chief Financial Officer Pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002

   32.1      Certification of Chief Executive Officer & Chief Financial Officer
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

In accordance with to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HANDHELD ENTERTAINMENT, INC.
                         ----------------------------

                         BY: /S/ JEFF OSCODAR
                         Jeff Oscodar
                         Director, Chief Executive Officer & President

                         BY:  /S/  WILLIAM J. BUSH
                         William J. Bush
                         Acting Chief Financial Officer (Principal
                         Accounting Officer)

                         DATE: MAY 15, 2006

                               INDEX TO EXHIBITS:

  NUMBER                                                EXHIBIT TITLE
--------------------------------------------------------------------------------------------------------------

   31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1    Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

