Form 10QSB/A
period 2006-03-31
HANDHELD ENTERTAINMENT, INC.
filed 2006-07-03
CIK 1309710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

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

As of June 30, 2006, 14,900,204 shares of Issuer's common stock, with $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format:        YES  [  ]     NO  [X]

                                EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to retroactively reflect in the comparative
December 31, 2005 balance sheet in the accompanying financial statements, the conversion of the preferred shares of Handheld Entertainment, Inc. (privately held California entity) into common stock just prior to the completion of the reverse merger on February 10, 2006. This amends the quarterly report on Form
10-QSB of Handheld Entertainment, Inc. for the three months ended March 31,
2006, as filed with the Securities and Exchange Commission on May 15, 2006. All
share and per share data has been retroactively adjusted in the accompanying financial statements to reflect the effect of the recapitalization. Except as set forth in this Form 10-QSB/A, this Form 10-QSB/A does not reflect any events that occurred after the filing of the Form 10-QSB or modify, amend or update any disclosures contained in the Form 10-QSB to reflect any subsequent events.
Except as set forth in this Form 10-QSB/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-QSB.

                          HANDHELD ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3
--------------------------------------------------------------------------------

   ITEM 1-  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                         3
            CONDENSED BALANCE SHEETS (UNAUDITED)                               3
            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                     4
            CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                     5
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                6
   ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          15
   ITEM 3- CONTROLS AND PROCEDURES                                            28

PART II - OTHER INFORMATION                                                   29
--------------------------------------------------------------------------------

   ITEM 6- EXHIBITS                                                           29

SIGNATURES                                                                    30
--------------------------------------------------------------------------------

INDEX TO EXHIBITS:                                                            31
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1- CONDENSED FINANCIAL STATEMENTS
                          HANDHELD ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS

                                                                             MARCH 31,           DECEMBER 31,
                                                                               2005                 2005
                                                                          ----------------    -----------------
                                                                             UNAUDITED             RESTATED
                                                                                                (SEE NOTE 13)

ASSETS
   Current assets:
     Cash and cash equivalents, net                                            $5,016,399             $277,734
     Accounts Receivables, net                                                    596,691              902,492
     Inventories, net                                                              61,175              165,732
     Prepaid expenses and other current assets                                    104,062              118,354
                                                                            --------------        -------------
   TOTAL CURRENT ASSETS                                                         5,778,327            1,464,312

   Fixed assets, net                                                               38,661               27,813
   Capitalized software, net                                                        8,997               10,034
   Deposit and other non-current assets                                           280,100               12,394
                                                                            --------------        -------------
TOTAL ASSETS                                                                    6,106,085            1,514,553
                                                                            ==============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
        Trade accounts payable                                                    831,948            1,184,086
        Accrued and other liabilities                                             686,581              705,675
        Trade accounts and other obligations payable to officers,
          affiliates and related parties                                          646,299            1,348,241
        Short term convertible and non-convertible notes and loans                 79,500              109,500
        Short term notes and loans, related party                                 500,000            3,741,049
                                                                            --------------        -------------
     TOTAL CURRENT LIABILITIES                                                  2,744,328            7,088,551

                                                                            --------------        -------------
   TOTAL LIABILITIES                                                            2,744,328            7,088,551
                                                                            --------------        -------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000 authorized;
14,267,787 issued and outstanding at March 31, 2006 and
5,283,954 issued and outstanding at December 31, 2005.                              1,429                  529
Additional paid in capital - Warrants and stock options                         2,656,888            2,482,073
Additional paid in capital - Deferred Compensation                               (177,950)                  --
Additional paid in capital                                                     15,641,682            2,792,669
Accumulated deficit                                                           (14,760,292)         (10,849,269)
                                                                            --------------        -------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                         3,361,757           (5,573,998)

                                                                            --------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           $6,106,085           $1,514,553
                                                                            ==============        =============

                   See Notes to Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                    2006                2005
                                                                            ----------------    ----------------
                                                                                                    RESTATED
                                                                                                  (SEE NOTE 13)

 Sales                                                                             $584,234             $46,223

 Cost of goods sold                                                                 600,704              43,383
                                                                               -------------         -----------
 GROSS MARGIN
                                                                                    (16,470)              2,840

 COSTS AND EXPENSES

    Sales and marketing                                                             701,940              74,041
    General and administrative (including stock based compensation
    expense of $773,925 and $109,103)                                             1,698,112             419,832

    Research and development                                                        354,425             170,710
                                                                               -------------        ------------
 TOTAL OPERATING EXPENSES
                                                                                  2,754,477             664,583

                                                                               -------------        ------------
 LOSS FROM OPERATIONS
                                                                                 (2,770,947)           (661,743)

 OTHER INCOME AND (EXPENSE)

    Interest income                                                                  24,086                   -

    Interest expense                                                                (70,479)            (16,328)

    Loss on conversion of debt                                                   (1,093,684)                  -
                                                                               -------------       -------------

 TOTAL OTHER INCOME (EXPENSE)                                                    (1,140,077)            (16,328)

                                                                               -------------       -------------
 NET LOSS
                                                                                 (3,911,024)           (678,071)
                                                                               =============       =============

                                                                               -------------       -------------
 NET LOSS PER SHARE - BASIC AND DILUTED                                              ($0.41)             ($0.14)
                                                                               =============       =============

    Weighted Average shares used in computing basic and diluted net loss
    per share                                                                     9,446,644           4,684,167

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

Refer to Note 5 for a discussion of the Companys recapitalization as of
February 10, 2006.

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

5.       REVERSE MERGER (Restated, See Note 13)
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

As a result of the recapitalization which occurred in February 2006, the preferred stock outstanding in Handheld Entertainment, Inc. (privately held
California entity) at December 31, 2005 has been retroactively restated to reflect the common stock issued to preferred shareholders just prior to the reverse merger. All share and per share data has been retroactively adjusted in the accompanying financial statements to reflect the effect of the recapitalization.

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

8% Promissory Note Payable to Related Parties -
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

9.       NET LOSS PER SHARE (Restated, See Note 13)
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

                                       11

 -------------------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED MARCH 31
                                                                             ---------------------------------------------------
                                                                                       2006                      2005

 -------------------------------------------------------------------------------------------------------------------------------
    BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                         9,446,644                4,684,167
 -------------------------------------------------------------------------------------------------------------------------------
    Total Convertible Debt into Common Stock                                             95,972                    792,936
    Less: Anti Dilutive Common Stock due to loss                                        (95,972)                  (792,936)

    Total Stock Options Outstanding                                                   2,471,411                  1,477,683
    Less: Anti Dilutive Stock Options due to loss                                    (2,471,411)                (1,477,683)

    Total Warrants Outstanding                                                        1,666,055                  1,350,555
    Less: Anti Dilutive Warrants due to loss                                         (1,666,055)                (1,350,555)
 -------------------------------------------------------------------------------------------------------------------------------
                                 DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          9,446,644                  4,684,167
 -------------------------------------------------------------------------------------------------------------------------------

In total, at March 31, 2006 and 2005 there were financial instruments convertible into 4,233,438 and 3,621,174 common shares, respectively, which may potentially dilute future earnings per share.

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

11.      SHAREHOLDERS' EQUITY (Restated, See Note 13)
         --------------------

     PREFERRED STOCK

As a result of the reverse merger (See Note 5) completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of Handheld Entertainment, Inc. (privately held California entity) have been converted to common stock and reflected retroactively as such on the balance sheet at March 31, 2006 and the statement of operations for the three months ended March 31, 2006 and retroactively for periods in 2005.

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

-----------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31,
                                                                           2005
                                                              ---------------------------------

Net loss, as reported                                                                ($678,071)
Intrinsic compensation charge recorded under APB 25                                    109,102
Pro Forma compensation charge under SFAS 123, net of tax                              (140,766)
Pro Forma net loss                                                                   ($709,735)
Net Loss Per Share:
          Basic and Diluted --as reported                                               ($0.14)
          Basic and Diluted --pro forma                                                 ($0.15)
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
----------------------------------------------------------------------------------------------------

13.      RESTATEMENT

As a result of conversion of the preferred stock of Handheld Entertainment, Inc.
(privately held California entity) in February 2006 just prior to the reverse merger and the requirement to treat the reverse merger transaction as a recapitalization, we are restating the financial statements of Handheld
Entertainment, Inc. (Delaware public company) to retroactively reflect the preferred shares of the private company as common shares at December 31, and
March 31, 2005 and modify the disclosure as follows:

----------------------------------------------------------------------------------------------------
                                                             March 31, 2005
----------------------------------------------------------------------------------------------------
                                             As reported                     Restated
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Net loss per share - basic and diluted       ($0.24)                         ($0.14)
----------------------------------------------------------------------------------------------------
Weighted Average shares used in computing    2,835,861                       4,684,167
basic and diluted net loss per share
----------------------------------------------------------------------------------------------------

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

         SINCE WAL-MART REPRESENTS APPROXIMATELY 97% OF OUR REVENUES, AND
WAL-MART HAS ONLY PURCHASED A SINGLE MODEL, IF THEY WERE NO LONGER OUR CUSTOMER,
DEMANDED DIFFERENT TERMS, OR DID NOT ACCEPT OUR FUTURE PLANNED MODELS, THAT
WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUES.

         Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 94% of our revenues during 2005 and is expected to have similar importance in 2006. While we plan to aggressively market the ZVUE to other major retailers, other major retailers may not take on the ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

         All of our sales to Wal-Mart, our largest customer during 2005, were of our ZVUE 200 model which was our sole product sold in 2005. We expect the majority of our orders shipped to Wal-Mart during 2006 to be of our ZVUE 200 model. None of our other products are presently being ordered by Wal-Mart, and there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commences, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200.

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

         EASTECH IS THE SOLE MANUFACTURER OF OUR PRODUCTS AND, IF WE ARE UNABLE
TO CONTINUE OUR RELATIONSHIP ON ACCEPTABLE TERMS, OUR ABILITY TO MANUFACTURE
PRODUCTS WOULD BE SIGNIFICANTLY IMPAIRED AND OUR REVENUES WOULD BE NEGATIVELY
IMPACTED.

         We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMPs. Eastech presently manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. However, these terms are expected to change, which may require us to begin to make advance payments for our purchases of inventory and components. We currently do not have alternative financing available and do not maintain a revolving line of credit for purchases. There can be no assurance that we can successfully renegotiate our agreement with Eastech upon expiration of the agreement in January 2007.

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

         Eastech is one of our significant investors. In 2004, Eastech purchased
555,556 shares of our series B convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of
$500,000. In addition, Eastech's founder, chairman and CEO who was a member of our board of directors at the time (he resigned in November 2005), purchased
26,666 shares of our series D convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of
$100,000. The terms of Eastech's relationship with us may be significantly influenced by Eastech's ownership interest. We may not be able to locate replacement manufacturing or assembly facilities from independent parties that would provide payment, supply and other terms equivalent to those provided us by
Eastech, particularly in light of the incentive provided by the ownership relationship which would not exist with any successor manufacturer to Eastech.

         OUR EXISTING AGREEMENTS WITH EASTECH COULD HARM OUR CASH FLOWS, AND A
DEFAULT ON OUR PAYMENT OBLIGATIONS WOULD ALLOW EASTECH TO FORECLOSE AND
LIQUIDATE SOME OR ALL OF OUR ASSETS.

         Although our manufacturing agreement with Eastech expired in June 2005, we have other agreements with Eastech that remain in effect. Under these agreements, Eastech has a security interest in all of our assets (other than our patents, trademarks and copyrights). In addition, payments by our customers of our accounts receivable from the sale of our PMP products are required to be made to an escrow account, with the proceeds from that escrow account first being distributed to Eastech so that it receives its contract manufacturing price, with the remainder to us. During 2005, we began receiving payments directly from Wal-Mart rather than through this escrow arrangement. If Eastech were to require that these payments be made to the escrow account, it could impact our cash flows. Furthermore, a default by us on our payment obligations to Eastech, including our failure to pay Eastech its contract manufacturing price, would permit Eastech to foreclose and liquidate some or all of our assets in order to pay amounts owed, which would negatively impact our ability to conduct business.

         WE FACE INTENSE COMPETITION FROM BOTH PMP MANUFACTURERS AND CONTENT
DISTRIBUTORS AND IF CUSTOMERS DO NOT CHOOSE OUR PRODUCTS OR OUR CONTENT DELIVERY
METHODS, PRICING, OR OFFERINGS OVER THOSE OF OUR COMPETITORS, THEN OUR REVENUES
WOULD BE NEGATIVELY IMPACTED.

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

         IF OUR SUPPLIERS ARE UNABLE TO MEET OUR MANUFACTURER'S REQUIREMENTS,
THEN WE WILL NEED TO REDUCE THE NUMBER OF ZVUES AVAILABLE TO OUR DISTRIBUTION
PARTNERS, WHICH WOULD DECREASE OUR REVENUES.

         Our products contain components, including liquid crystal displays, memory chips and microprocessors, from a variety of suppliers. In order for us to have the ZVUE manufactured, these components must be available at the right level of quality and at the right price. Some components, such as microprocessors, come from single-source suppliers, and alternative sources would not be available for those components unless we were to redesign the device. Other components, such as our screens, could be obtained from alternative suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, our sole-source manufacturer, Eastech Electronics (Taiwan)
Inc. (Eastech) may not be able to promptly and cost-effectively manufacture the
ZVUE in sufficient quantities to meet our demand, which would decrease our revenues.

         IF CONSUMERS DO NOT EMBRACE OUR PRODUCTS OUR REVENUES WILL DECLINE.

         During 2005, nearly all of our revenues were derived from sales of just a single product, ZVUE Model 200. As such, consumers may not accept our new products which we plan to introduce and on which future revenues rely, or adopt our content services. Our financial success will depend largely on our ability to quickly and successfully establish, maintain and increase sales of our new products, including through untested new retail channels of distribution. We have assumed that there is substantial and growing consumer demand for PMPs priced between $99 and $299, on which assumption our business model is substantially reliant. Because our distribution to date has also been largely concentrated in Wal-Mart, a single large well-established retail chain, representing approximately 94% of our 2005 revenues, our products and content may not achieve the mass market appeal and success on which we have based our plans. Our success is significantly dependent upon the accuracy of our price and positioning assumptions and various other assumptions including design, functionality, and consumer acceptance.

         The market for products that enable the downloading of media and personal music/video management is still evolving. We may be unable to develop sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt or maintain our products as their primary application to play, record, download and manage their digital content. Our inability to achieve or maintain widespread acceptance or distribution of our products would negatively impact our revenue.

         FAILURE TO DEVELOP CONSUMER RECOGNITION OF OUR PRODUCTS COULD LIMIT THE
DEMAND FOR THE ZVUE, RESULTING IN LESS THAN EXPECTED SALES.

         We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our ZVUE players.
We also believe that a strong brand, such as those offered by many competitors, offers an advantage to those competitors with better name recognition than ours.
Various well-recognized brands have introduced players, and our PMP products may be viewed as late to the portable media player market, a significant competitive disadvantage. Promoting our brand will depend largely on our marketing efforts and whether we are able to secure rights to desirable content. There is no guarantee that our marketing efforts will result in increased demand for our products or greater customer loyalty, and even if they do, that we will generate increased revenues or profitability due to requirements for enhanced marketing efforts and costs to attract and retain consumers.

         IF WE WERE TO LOSE THE SERVICES OF MEMBERS OF OUR SENIOR MANAGEMENT
TEAM, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

         Our success depends in large part upon the continued service of key members of our senior management team, which includes Jeff Oscodar, our Chief
Executive Officer and President, Tim Keating, our Chief Operating Officer,
Garrett Cecchini, our Executive Vice President, Secretary and founder, Carl
Page, our Chief Technology Officer, Bill Bush, our Chief Financial Officer, Greg
Sutyak, our Executive Vice President, Finance and Operations, and Larry Gitlin,
our Vice President of Business Development. Other than Jeff Oscodar, all of our executive officers and key employees are at-will employees. The loss of any of our senior management or key personnel could seriously harm our business and prospects. We intend to utilize a portion of the proceeds of this offering to secure key-man life insurance on certain of our executives.

         IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WILL BE UNABLE TO CONTINUE
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
PROFITABILITY, AND OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS
EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We anticipate incurring losses in the immediate future and there can be no assurance that we will be able to achieve or sustain profitability or positive cash flow in the near term, or at all. Based on our history of losses, our independent registered public accounting firm has stated in their report accompanying their audit of our 2005 year-end financial statements that there is substantial doubt about our ability to continue as a going concern. If consumers are slower to embrace our products than we expect and we are unable to obtain additional financing in the near future, we may not be able to continue operating our business.

         IF WE ARE NOT ABLE TO MANAGE OUR PRODUCT RETURN RATE AT ACCEPTABLE
LEVELS, THEN GROSS MARGIN WILL DECLINE.

         Our strategy of appealing to a mass market with low prices requires that our products be easy to use. We have experienced return rates that are higher than acceptable to us, and may exceed return rates experienced by competing brands, but which we believe are in line with acceptable levels of returns for our product category. We cannot guarantee that we will be successful in reducing our return rates, resulting in lower gross margins.

         MAJOR RETAILERS PURCHASING ELECTRONIC EQUIPMENT REQUIRE BUY-BACK
PROTECTIONS, WHICH COULD MATERIALLY IMPAIR OUR CASH FLOW.

         Major retailers such as Wal-Mart, Best Buy, Target, and Toys "R" Us may require manufacturers and distributors to provide them various inventory and price protections and incentives. Major retailers may require a variety of protections, including holdbacks on payment, reducing the price paid if the retailer cannot sell the product or the product requires discounting, or requiring the manufacturer to buy back unsold goods. If our products do not sell as well as we or retail distributors anticipate, such protections could lead to excess inventory and costs, and our becoming subject to significant holdback and repayment obligations, which may be arbitrary and difficult or impossible to contest without jeopardizing our relationship with a retailer. We may be unable to recover from our manufacturers any amounts that we will be required to pay or allow to our retailers. Accordingly, these obligations could significantly impair our cash flow, revenues and financial condition.

         SINCE OUR PRODUCTS ARE MANUFACTURED OVERSEAS, CHANGES IN POLITICAL OR
ECONOMIC CONDITIONS IN THOSE COUNTRIES COULD AFFECT OUR ABILITY TO MANUFACTURE
PRODUCTS IN COMPLIANCE WITH OUR DISTRIBUTION PARTNERS' SCHEDULES.

         Because our manufacturer's headquarters are in Taiwan and its factory is in China, our business is subject to risks associated with doing business internationally. Accordingly, our ability to distribute the product could be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in the political or economic conditions in Taiwan, China or elsewhere, trade-protection measures, import or export licensing requirements, delays in shipping, potential labor activism, inclement weather, difficulty in managing foreign manufacturing operations and less effective protection of intellectual property.

         WE HAVE A LIMITED OPERATING HISTORY AND THEREFORE IT IS DIFFICULT TO
ACCURATELY MAKE PROJECTIONS AND FORECASTS.

         We are an early stage company. We are devoting substantial efforts to establishing a new business that has not yet generated significant revenues in a new industry. As a result, we have no reliable operating history upon which to base our projections and forecasts.

         WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH
WOULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO COMPETITIVELY MANUFACTURE AND
DISTRIBUTE OUR PRODUCTS ON A WORLD-WIDE BASIS.

         Our ability to compete depends upon internally developed technology and technology from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, and protective contractual provisions. Despite these efforts, our applications for patents and trademarks relating to our business may not be granted and, if granted, may not provide us with any competitive advantages. Additionally, another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

         Further, effective protection of intellectual property rights may be unavailable or limited in some foreign countries. Our inability to adequately protect our proprietary rights would have an adverse impact on our ability to competitively manufacture and distribute our products on a world-wide basis.

         WE MAY BE SUBJECT TO CLAIMS THAT WE HAVE INFRINGED THE PROPRIETARY
RIGHTS OF OTHERS, WHICH COULD REQUIRE US TO OBTAIN A LICENSE, INCREASING OUR
ROYALTY EXPENSES, OR TO CHANGE OUR PRODUCTS, RESULTING IN HIGHER DEVELOPMENT
EXPENSES.

         Although we do not believe that any of our activities infringe the proprietary rights of others, we may be subject to claims that our intellectual property is invalid, or claims for indemnification resulting from infringement of intellectual property owned by others. Regardless of the merit of such claims or if such claims are valid or can be successfully asserted, or defended, such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may be unavailable on reasonable terms, or at all, which could force us to pay higher royalties or change our products or activities, which could result in higher development expenses.

         OUR ANTICIPATED GROWTH COULD STRAIN OUR RESOURCES.

         We expect to grow at a rate that will place a significant strain on our managerial, operational and financial resources. To manage this growth, we will have to develop and install operational and financial systems, as well as hire, train and manage new employees, in addition to independent consultants. We may not be able to locate and hire the individuals we will need as our business grows.

         OUR MOBILE PRODUCT PLANS MAY NOT BE REALIZED AND WE MAY NOT BE
SUCCESSFUL IF CONSUMERS DO NOT USE MOBILE DEVICES TO ACCESS VIDEO DIGITAL MEDIA
IN ADDITION TO AUDIO.

         In order for our investment in the development of mobile video products to be successful, consumers need to adopt and use mobile devices for consumption of digital video media. Available video devices are not widely known or available at reasonable prices so consumers have not yet widely adopted products for video as they have for audio. If adoption does not significantly increase, our revenues would not increase to the levels we desire.

         WE RELY ON THIRD-PARTY CONTENT PROVIDERS, WHO MAY NOT PROVIDE THEIR
CONTENT TO US ON ADVANTAGEOUS TERMS OR AT ALL, WHICH WOULD AFFECT THE QUALITY OF
OUR CONTENT OFFERING.

         We contract with third parties to obtain content for distribution to our customers. We pay royalties/fees to obtain the necessary rights to lawfully offer these materials to our customers. Royalty rates associated with content are not standardized or predictable. Our licensing arrangements are generally non-exclusive and short-term and do not guarantee renewals. Some parties in the content industry have consolidated and formed alliances, which could limit the availability of, and increase the costs associated with acquiring rights to content. Further, some content providers currently, or in the future may, offer music and video products and services that would compete with our music and video products and services, and could take action to make it more difficult or impossible for us to license or distribute content, such as imposing harsh usage rules restricting copying or other uses by our customers. If we are unable to offer a wide variety of content at reasonable rates, our revenues would be diminished.

         IF WE ARE UNABLE TO CONTINUALLY LICENSE COMPELLING DIGITAL CONTENT ON
COMMERCIALLY REASONABLE TERMS, THEN OUR GROSS MARGINS WOULD BE NEGATIVELY
IMPACTED.

         We must continue to obtain fresh compelling digital media content for our video and music services in order to develop and increase revenue and overall customer satisfaction for our products and services. In some cases, we have paid and will continue to pay substantial fees in order to obtain premium content. We have limited experience determining what content will be successful with current and prospective customers. In addition, some of our content licensing agreements may have high fixed costs, and in the event that we do not renew these agreements these fixed costs may be lost. If we cannot obtain premium content on commercially reasonable terms, or at all, our gross margins would be negatively impacted.

         DEVELOPMENT DELAYS OR COST OVERRUNS MAY NEGATIVELY AFFECT THE
PROFITABILITY OF OUR PRODUCTS.

         We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Also, our products may contain undetected errors, including security errors, that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance, and lead to disputes or litigation.

         IF OUR PRODUCTS ARE NOT ABLE TO SUPPORT POPULAR DIGITAL MEDIA FORMATS,
OUR SALES WILL BE SUBSTANTIALLY IMPAIRED.

         The success of our products and services depends upon our
interoperability and support for a variety of media formats and, to a lesser extent relating to our future plans, wireless formats. Technical formats and consumer preferences may change over time, and we may be unable to adequately address these changes or have proficiency with new and evolving formats. We may not be able to license technologies, like "codecs" -- compression/decompression
-- or DRM -- digital rights management -- technology, that are introduced, which would harm consumer and developer acceptance of our products and services.

         CHANGES IN NETWORK INFRASTRUCTURE, TRANSMISSION METHODS AND PROTOCOLS,
AND BROADBAND TECHNOLOGIES COULD NEGATIVELY IMPACT OUR REVENUES.

         Our products and services depend upon the means by which users access content over the Internet and will, to an increasing degree in the future, rely on wireless networks. If popular technologies, transmission methods and protocols change use of our technologies and products could decrease, and our operating results could be negatively impacted.

         Development of new technologies, products and services for transmission infrastructure could increase our vulnerability to competitors by enabling the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources, and established relationships with media providers. Our current competitors may also develop relationships with, or ownership interests in, companies that have significant access to or control over the broadband transmission infrastructure or content that could provide them with a significant competitive advantage.

         STANDARDS FOR NON-PC WIRELESS DEVICES HAVE NOT BEEN ESTABLISHED AND
COULD DIMINISH OUR SALES IF OUR PRODUCTS AND TECHNOLOGIES ARE NOT COMPATIBLE
WITH THE NEW STANDARDS.

         We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems. If we do not successfully make our products and technologies compatible with emerging standards, we may miss market opportunities and our financial performance will suffer. If other companies'
products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could be reduced or they could become obsolete.

         OUR OPERATING RESULTS WILL SUFFER IF OUR SYSTEMS OR NETWORKS FAIL,
BECOME UNAVAILABLE OR PERFORM POORLY SO THAT CURRENT OR POTENTIAL USERS DO NOT
HAVE ADEQUATE ACCESS TO OUR PRODUCTS, SERVICES AND WEBSITES.

         Our ability to provide our products and services to our customers and operate our business depends, in part, on the continued operation of our systems and networks and those of third parties. A significant or repeated reduction in the performance, reliability or availability of these information systems and network infrastructure could harm our ability to conduct our business, our reputation and our ability to attract and retain users and content providers.

         Problems with these systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters, power failures, intentional actions to disrupt our systems, and networks and many other man-made and natural causes. The vulnerability of our computer and communications infrastructure is enhanced because it is located in
San Francisco, California, an area that is at heightened risk of earthquakes and fires. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. We intend to utilize a portion of the proceeds of this offering to promote fully-redundant systems and enhance our business interruption insurance from the present levels.

         OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR REPUTATION
AND EXPOSE US TO LITIGATION OR LIABILITY.

         Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any events that compromise our ability to transmit and store information and data securely, and any costs associated with preventing or eliminating such problems, could hurt our ability to distribute products and content and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. A successful attack or breach of security against us (or against a well-known third party) could hurt consumer demand and expose us to consumer class action lawsuits.

         WE MAY BE FORCED TO LITIGATE TO DEFEND OUR INTELLECTUAL PROPERTY RIGHTS
OR TO DEFEND AGAINST CLAIMS BY THIRD PARTIES AGAINST US RELATING TO INTELLECTUAL
PROPERTY, WHICH COULD BE VERY COSTLY AND DISTRACTING TO MANAGEMENT.

         Disputes regarding the ownership of technologies and rights associated with media, digital distribution and online businesses are common and likely to increase in the future. We may be forced to litigate to enforce or defend our intellectual property rights or manner of doing business, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Any such litigation could be very costly and distracting to management, even if such claims are not meritorious. The existence and/or outcome of any such litigation is unpredictable and could significantly increase our expenses.

         WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD-PARTY
PRODUCTS, SERVICES OR CONTENT, RESULTING IN DAMAGES OR PENALTIES.

         Our arrangements to offer third-party products, services, content or advertising could subject us to claims by virtue of our involvement in providing access to that information. Our agreements may not adequately protect us from potential liabilities. It is also possible that if information provided directly by us contains errors or is illegal, or is otherwise negligently provided to users, we could be subject to claims (or prosecution). Investigating and defending these claims would be expensive, even if the claims are unfounded. If any of these claims results in liability, we could be required to pay damages or other penalties.

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
                         Jeff Oscodar
                         Director, Chief Executive Officer & President

                         BY:  /S/  WILLIAM J. BUSH
                         William J. Bush
                         Chief Financial Officer (Principal
                         Accounting Officer)

                         DATE: JULY 3, 2006

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

