Form 10QSB
period 2006-06-30
HANDHELD ENTERTAINMENT, INC.
filed 2006-08-14
CIK 1309710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended JUNE 30, 2006
                                                 -------------

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

----------------------------------------------------------------------------------------------------------------------

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

                                (415) 495 - 6470
                           Issuer's telephone number
----------------------------------------------------------------------------------------------------------------------

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

As of August 14, 2006, 10,235,731 shares of Issuer's common stock, with $0.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                          HANDHELD ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3
--------------------------------------------------------------------------------

         ITEM 1- CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                    3
                 CONDENSED BALANCE SHEETS (UNAUDITED)                          3
                 CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)               4
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                5
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)           6
         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    18
         ITEM 3- CONTROLS AND PROCEDURES                                      34

PART II - OTHER INFORMATION                                                   35
--------------------------------------------------------------------------------

         ITEM 6- EXHIBITS                                                     35

SIGNATURES                                                                    36
--------------------------------------------------------------------------------

INDEX TO EXHIBITS:                                                            37
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1- CONDENSED FINANCIAL STATEMENTS

HANDHELD ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
                                                                                                          DECEMBER 31,
                                                                                     JUNE 30, 2006            2005
                                                                                    ----------------    -----------------
                                                                                       UNAUDITED         RESTATED; SEE
                                                                                                            NOTE 14

ASSETS
   Current assets:
     Cash and cash equivalents, net                                                      $1,570,566             $277,734
     Restricted Cash                                                                         50,000                   --
     Accounts Receivables, net                                                              691,088              902,492
     Receivables from escrow Account                                                        102,226                   --
     Inventories, net                                                                       653,841              165,732
     Other current assets - Related Party                                                   348,000                   --
     Prepaid expenses and other current assets                                              242,050              118,354
                                                                                    ----------------    -----------------
   TOTAL CURRENT ASSETS                                                                   3,657,771            1,464,312

   Fixed assets, net                                                                         54,298               27,813
   Capitalized software, net                                                                  7,959               10,034
   Deferred equity offering costs                                                           297,373                   --
   Deposit and other non-current assets                                                     256,433               12,394
                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                              4,273,834            1,514,553
                                                                                    ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
        Trade accounts payable                                                              794,914            1,184,086
        Accrued and other liabilities                                                       758,266              705,675
        Trade accounts and other obligations payable to officers, affiliates
         and related parties                                                              1,274,828            1,348,241
        Short term convertible and non-convertible notes and loans                               --              109,500
        Short term notes and loans, related party                                                --            3,741,049
                                                                                    ----------------    -----------------
     TOTAL CURRENT LIABILITIES                                                            2,828,008            7,088,551
                                                                                    ----------------    -----------------

   TOTAL LIABILITIES                                                                      2,828,008            7,088,551
                                                                                    ----------------    -----------------

   SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000 authorized; 10,228,742 issued and outstanding at June 30, 2006 and 3,644,106 issued and outstanding at
December 31, 2005.                                                                            1,023                  365
Additional paid in capital - Warrants and stock options                                   2,678,152            2,482,073
Additional paid in capital                                                               16,109,838            2,792,839
Accumulated deficit                                                                    (17,343,187)         (10,849,269)
                                                                                    ----------------    -----------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                   1,445,826          (5,573,998)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                     $4,273,834           $1,514,553
                                                                                    ================    =================

                                       See Notes to Condensed Financial Statements

                                                     HANDHELD ENTERTAINMENT, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------     ----------------------------------
                                                                2006               2005              2006                2005
                                                            --------------     -------------     --------------     ---------------

 Sales                                                           $591,787          $371,465         $1,176,021            $417,688
 Cost of goods sold                                               464,991          404,260           1,065,695             447,643
                                                            --------------     -------------     --------------     ---------------
 GROSS MARGIN                                                     126,796          (32,795)            110,326            (29,955)

 COSTS AND EXPENSES
    Sales and marketing                                           793,568           130,812          1,495,508             204,853
   General and administrative (including stock based
compensation expense of $188,424 and $109,103 for the
three months ended June 30, 2006 and 2005 and $953,685
and $218,205 for the six months ended June 30, 2006
and 2005)                                                       1,398,245           435,762          3,096,357             855,594
    Research and development                                      606,328           191,245            960,753             361,955
                                                            --------------     -------------     --------------     ---------------
 TOTAL OPERATING EXPENSES                                       2,798,141           757,819          5,552,618           1,422,402
                                                            --------------     -------------     --------------     ---------------

 LOSS FROM OPERATIONS                                         (2,671,345)         (790,614)        (5,442,292)         (1,452,357)

 OTHER INCOME AND (EXPENSE)
    Interest income                                                28,763                --             52,849                  --
    Interest expense                                                4,747          (26,947)           (65,732)            (43,275)
    Gain/(loss) on conversion of debt                              54,941                --        (1,038,743)                  --
                                                            --------------     -------------     --------------     ---------------
 TOTAL OTHER INCOME (EXPENSE)                                      88,451          (26,947)       (1,051,626)            (43,275)
                                                            --------------     -------------     --------------     ---------------
 NET LOSS                                                    ($2,582,894)        ($817,561)      ($6,493,918)        ($1,495,632)
                                                            ==============     =============     ==============     ===============

 NET LOSS PER SHARE - BASIC AND DILUTED                          ($0.26)           ($0.25)            ($0.78)             ($0.46)
                                                            ==============     =============     ==============     ===============

 Weighted Average shares used in computing basic and
diluted net loss per share                                     10,113,819         3,291,351          8,322,182           3,261,246
                                                            ==============     =============     ==============     ===============

                                            See Notes to Condensed Financial Statements

                                          HANDHELD ENTERTAINMENT, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------------
                                                                    2006               2005
                                                               ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET CASH USED IN OPERATING ACTIVITIES                         ($5,644,548)         ($974,299)
                                                               ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                             (36,335)            (3,482)
   Purchase of Software Licenses                                    (208,000)                 --
                                                               ---------------    ---------------
   NET CASH USED IN INVESTING ACTIVITIES                           ($244,335)           ($3,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                          --             14,684
   Short-term borrowings, related parties                             500,000                 --
   Repayments of short-term borrowings, related parties                    --            (8,370)
   Long-term borrowings, related parties                                   --            958,500
   Repayments of long-term borrowings                                (79,500)                 --
   Issuance of common stock                                         7,605,000                 --
   Offering Costs - Secondary Common Stock Offering                 (297,373)                 --
   Offering Costs - Issuance of common Stock                        (546,412)                 --
   Offering costs - Convertible Series D Preferred Stock                   --           (16,017)
                                                               ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          $7,181,715           $948,797

Net increase (decrease) in cash and cash equivalents                1,292,832           (28,984)
Cash and cash equivalents at beginning of period                      277,734             28,984
                                                               ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $1,570,566                 --
                                                               ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
CASH PAID DURING THE PERIOD
 Interest                                                                  --                 --
 Taxes                                                                     --                 --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Conversion of notes due to a related party to
 common stock                                                       4,452,759                 --
 Completion of reverse merger                                              --                 --
 Conversion of preferred stock into common stock                           --                 --

                               See Notes to Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     INTERIM FINANCIAL STATEMENTS

The interim condensed financial statements have been prepared from the records of Handheld Entertainment, Inc., a Delaware corporation ("we", "us", "our" or the "Company") without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments have been made, to present fairly the financial position at June 30, 2006 and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in Amendment #8 to our registration statement on Form SB-2 (Registration No. 333-133550) filed on
August 14, 2006 with the U.S. Securities and Exchange Commission ("SEC") for the
year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     GOING CONCERN

As reflected in the accompanying financial statements, the Company has net losses of $2,582,894 and $6,493,918 for the three and six months ended June 30,
2006, respectively, and net cash used in operations of $5,644,548 for the six months ended June 30, 2006 and an accumulated deficit of $17,343,187 at June 30,
2006. These matters raise substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturing partner. We are seeking additional equity and/or debt financing to sustain our growth strategy. We were able to obtain sufficient funds from our February 2006 private placement to continue in operation at least through the completion of these financial statements. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2006. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

We plan on generating future revenues from the sale of our existing and future products through retail establishments. The time required for us to become profitable from operations is highly uncertain, and we cannot be sure that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us

to continue as a going concern.

     REVERSE STOCK SPLIT

The Company's Board of Directors on August 14, 2006 effectuated a 1.45-for-1 reverse stock split. All share and per share amounts in the accompanying financial statements for all periods presented have been retroactively adjusted to account for the reverse split.

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

     STOCK BASED COMPENSATION

On January 1, 2006, the Company implemented Statement of Financial Accounting
Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB
Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black
Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

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

At June 30, 2006, Wal-Mart accounted for approximately 91% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues
-------------------------

In the three and six months ended June 30, 2006, Wal-Mart represented 99% and
98%, respectively of our net revenues and, therefore, we were materially dependent upon them. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on our results.

Concentration of Supplier
-------------------------

Manufacturing of our ZVUE product is performed in China by our manufacturing partner who is a related party (see Note 9). Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated. At
June 30, 2006, $4,562 of component inventory was held at the Chinese location and we recorded $348,000 in "Other Current Assets - Related Party" related to an advance we made for components as of June 30, 2006 (see Note 5).

Purchases during the three and six months ended June 30, 2006 were approximately
$1.5 million and $2.0 million, respectively. This compares to approximately $0.3 million and $0.5 million, respectively for the three and six months ended June
30, 2005. Amounts payable due to this vendor at June 30, 2006 was approximately
$1,063,000 and are included in accounts payable and other obligations payable to officers, affiliates and related parties. The balance due is fully collateralized by substantially all assets of the Company.

Product Concentration
---------------------

During the three and six months ended June 30, 2006, revenues were derived primarily from the sale of one product model (ZVUE Model 200).

3.  ACCOUNTS RECEIVABLE
    -------------------

Accounts Receivable at June 30, 2006 were as follows:

         Accounts receivable                                    $754,230
         Less:  Allowance for doubtful accounts                 (63,142)
                                                          ---------------
         TOTAL ACCOUNTS RECEIVABLE, NET                         $691,088
                                                          ===============

The Company has not incurred any bad debt expense for the three and six months ended June 30, 2006 and 2005.

4.  INVENTORIES
    -----------

At June 30, 2006, Inventories consists of the following:

         Finished Goods                                          $717,649
         Components                                                 4,562
         Less:  Valuation Allowance                              (68,370)
                                                          ----------------
         TOTAL INVENTORIES                                       $653,841
                                                          ================

For the six months ended June 30, 2006, the Company increased the inventory valuation reserve by $11,505 primarily related to sales returns that were charged to cost of goods sold.

5.  OTHER CURRENT ASSETS - RELATED PARTY
    ------------------------------------

At June 30, 2006, Other current assets - Related Party of $348,000 consists of an advance made to our manufacturing partner Eastech Electronics, Inc. for the purchase of liquid crystal display ("LCD") screens used in the manufacture of our media player. The advance will be recouped as our partner ships product to us for sale to end users.

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS
    -----------------------------------------

At June 30, 2006, prepaid expenses and other current assets consists of the following:

         Prepaid content                                      $145,037
         Prepaid rent                                           48,510
         Prepaid insurance premiums                             19,706
         Other                                                  28,797
                                                          -------------
         TOTAL PREPAID EXPENSES AND OTHER CURRENT ASSETS      $242,050
                                                          =============

7.  REVERSE MERGER
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

Each share of HHE common and preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of the Company's common stock. The total common shares of 2,342,601 and preferred shares of 1,301,506 of HHE were converted. The original remaining outstanding common shares of the Company totaled 1,620,690. Accordingly, the shareholders of HHE obtained 3,644,106 common shares of a total 5,264,796 of the
Company's common shares outstanding immediately following the closing of the merger resulting in an approximate 69% controlling voting interest in the consolidated entity. Immediately after the closing, another 1,718,395 common shares were issued to an officer/director of the Company (who had been an officer and director of HHE) upon conversion of his convertible notes, increasing the controlling interest in the Company of the HHE shareholders and note holders to approximately 77% prior to the private placement described below. In addition, the Board of Directors and officers of the Company were changed to the existing directors and officers of HHE. Upon the closing of the
Merger, each outstanding option or warrant to acquire HHE's capital stock was assumed by the Company and will thereafter be exercisable for shares of the
Company's common stock.

Due to the change in control of the Company, the transaction was accounted for as an acquisition of the Company by HHE and a recapitalization of HHE.

Accordingly, the condensed financial statements of the Company just subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of HHE, and the operations of both companies from the recapitalization date of February 10, 2006. At the time of the merger, VIKA had no liabilities and therefore none were assumed by the
Company.

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

8.  TRADE ACCOUNTS AND OTHER OBLIGATIONS PAYABLE TO OFFICERS, AFFILIATES AND
    RELATED PARTIES

As of June 30, 2006, trade accounts and other obligations payable to officers, affiliates and related parties consisted of the following:

NAME                                      RELATIONSHIP
----                                      ------------

Eastech Electronics (Taiwan), Inc.        Manufacturing Partner and former Director            $1,062,908
Jeff Oscodar                              Company Officer  (President & CEO)                       53,242
William Bush                              Company Officer (CFO)                                    43,882
The Ardtully  Group                       Related Party Consultant                                 24,552
Gregory Sutyak                            Company Officer  (EVP)                                   21,070
Gene O'Donnell                            Company Officer  (VP)                                    18,005
Nathan Schulhof                           Former Company Director                                  10,000
Larry Gitlin                              Company Officer (VP)                                      4,885
Garrett Cecchini                          Company Officer (EVP)                                     2,728
Other                                                                                              33,556
                                                                                        ==================
                                                                                               $1,274,828
                                                                                        ==================

9.  RELATED PARTY TRANSACTIONS
    --------------------------

CONVERSION OF CONVERTIBLE NOTES BY RELATED PARTY

Starting in December 2003, a member of our board of directors and our Chief
Technology Officer (the "Lender") from time to time made cash advances to HHE which were subsequently converted into notes totaling $3,741,049 to finance
HHE's operations. This amount was documented in four separate promissory notes.
The principal and interest on three of those notes was convertible into shares of common stock at different conversion rates. The other note entitled the
Lender to receive a warrant to purchase 41,379 shares of common stock with a strike price of $0.54 per share.

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

Pursuant to the terms of the Lender's convertible notes, in connection with the
Merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of the
Company's common stock. The Company recognized a loss on conversion of
$1,093,684.

CONVERTIBLE 8.0% PROMISSORY NOTES - COMMON STOCK

In January and February 2006, the Company received $500,000 in a series of cash advances from the Lender. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, the Lender agreed to convert the notes and all accrued interest at a rate of $7.13 per share which resulted in the issuance of 71,439 shares of the Company's unregistered common stock. In April
2006, the Company recognized a gain on conversion of $84,941.

All convertible notes were reviewed by management to determine if the embedded conversion rights

qualified as derivatives under FASB Statement 133 "Accounting for Derivative
Instruments and Hedging Activities" and related interpretations. Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date. For convertible instruments with a variable conversion price which were issued prior to 2006, due to the contingency of the conversion being linked to a future offering not under control of the creditor, any beneficial conversion amount was deferred to be measured and recorded when the contingency was resolved. In February 2006, the contingency was resolved and all were converted at the time of the recapitalization and therefore there were no variable conversion price notes outstanding at June 30, 2006. For the three months ended June 30, 2006, the Company recognized a gain on conversion of these variable price convertible notes of $54,491 and a loss for the six months ended
June 30, 2006 on conversion of these variable price convertible notes of
$1,038,743.

10. NET LOSS PER SHARE
    ------------------

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at June
30, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

--------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          2006               2005        2006              2005
                                                          ----               ----        ----              ----
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         10,113,819          3,291,351   8,322,182         3,261,246
                                                     ---------------------------------------------------------------

   Total Convertible Debt into Common Stock                  --           760,710           --          760,710
   Less:  Convertible Debt into Common Stock                 --          (760,710)          --        (760,710)

   Total Stock Options Outstanding                    1,704,421         1,032,195    1,704,421        1,032,195
   Less: Anti Dilutive Stock Options due to loss     (1,704,421)       (1,032,195)  (1,704,421)      (1,032,195)

   Total Warrants Outstanding                           827,624           972,383      827,624          972,383
   Less: Anti Dilutive Warrants due to loss            (827,624)         (972,383)    (827,624)        (972,383)
                                                     ---------------------------------------------------------------
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       10,113,819         3,291,351    8,322,182        3,261,246
--------------------------------------------------------------------------------------------------------------------

In total, at June 30, 2006 there were financial instruments convertible into
2,532,046 common shares which may potentially dilute future earnings per share.

11. SEGMENT INFORMATION
    -------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information." SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consumer
Electronics segment. Approximately, 100% and 98% of our sales for the three and six months ended June 30, 2006, respectively were to customers in the United
States of America; the remaining sales were principally to customers in
Australia. This compares to approximately, 95% and 95% for the comparable periods ended June 30, 2005, respectively.

12. SHAREHOLDERS' EQUITY
    --------------------

PREFERRED STOCK

As a result of the reverse merger (See Note 7) completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of Handheld Entertainment, Inc. (privately held California entity) have been retroactively converted to common stock and reflected as such on the balance sheet at December 31, 2005 and the statement of operations for the three and six months ended June 30, 2005.

Since the reverse merger (See Note 7) completed on February 10, 2006, the
Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at June 30, 2006.

PRIVATE PLACEMENT

In connection with the Merger, through February 22, 2006, we accepted subscriptions for a total of 152.1 units in a private placement, each unit consisting of 17,241 shares of our common stock, at a purchase price of $50,000 per unit (the "Private Placement"). We received gross proceeds from the Private
Placement in the amount of $7,605,000 and issued 2,622,414 common shares.

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

The Company reevaluated whether the warrants and options previously or currently granted by HHE or the Company may have to be classified as liabilities pursuant to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock" due to HHE becoming a publicly traded company and due to the registration rights agreement. Management noted
all convertible debt which had been convertible at a variable rate was converted in February 2006 and that the warrants and options are not subject to the registration rights and have fixed exercise prices. In addition, there were no other criteria of EITF 00-19 that would require the warrants and options to be classified as liabilities. Therefore the warrants and option will remain as equity instruments.

The Company did determine however that the registration rights agreement itself is a derivative instrument subject to classification as liability at fair value.
We noted that the maximum liquidated damages amount computed at 6% would be
$456,300 and we will value the derivative liability at fair value subject to that maximum amount. At June 30, 2006 we determined that since the registration statement had been filed timely and the Securities and Exchange Commission has notified us that the registration statement would not be reviewed by them, that the fair value of the registration rights agreements using a probability based discounted cash flow model is zero. This fair value will continue to be reevaluated at each reporting date.

Newbridge Securities Corporation served as placement agent in connection with the Private Placement and was credited with placing 13 units. The placement agent received (1) a cash fee of $39,000 (representing 6% of the gross proceeds of the units sold by it in the Private Placement), (2) three-year warrants to purchase 11,207 shares of common stock (representing 5% of the shares sold by it in the Private Placement) at an exercise price of $2.90 per share and (3)
additional three-year warrants to purchase 11,207 shares of common stock
(representing 5% of the shares sold by it in the Private Placement) at an exercise price of $5.80 per share.

OTHER STOCK GRANTS AND ISSUANCES

During the six months ended June 30, 2006, 1,620,690 common shares were deemed issued to the original shareholders of Vika pursuant to a reverse merger and recapitalization of the Company (see Note 7).

During the six months ended June 30, 2006, the Company issued 1,789,834 common shares upon conversion of convertible notes and accrued interest of a related party aggregating $4,422,760. The Company recognized a net loss on conversion of
$1,008,743 (see Note 9).

During the six months ended June 30, 2006 the Company granted 237,800 common shares to employees for services of which 187,414 are subject to future service requirements and 50,386 are for past services rendered. The 55,903 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.90 per share for a total of $162,120. All shares granted after March
6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $1,128,000. Of the total value of
$1,290,120, $211,972 has been expensed for the six months ended June 30, 2006 and $1,078,148 will be recognized over the future vesting periods.

During the six months ended June 30, 2006 the Company granted 186,345 common shares to non-employees for services rendered. The 160,483 shares granted prior to March 2006 are valued at

the contemporaneous private placement price of $2.90 per share for a total of
$465,400. The 25,862 shares granted after March 6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $170,750. Of the total shares value of $636,150, $564,263 has been expensed for the six months ended June 30, 2006 and $71,887 will be recognized over the future vesting periods.

STOCK BASED AWARDS

During the six months ended June 30, 2006 we granted 68,966 vested warrants exercisable at $2.90 per share to a service provider. The warrants were valued at $1.62 (using an expected volatility of 82.7% (based on an analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of 0%) per a Black-Scholes option pricing method for a total $111,634 charged to operations. We also issued 11,207 warrants at an exercise price of $2.90 per shares and 11,207 warrants at an exercise price of $5.80 per share to an investment banking firm for services rendered. These warrants were valued at $1.62 and $1.15 (using an expected volatility of 82.7% (based on an analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of
0%) respectively for a total value of $30,981 charged to operations. In addition, $45,502 of expense and additional paid-in capital was recorded relating to vesting of portions of warrants granted to non-employees in 2006.

During 2006 we accounted for 10,345 vested options granted to an employee and charged the fair value of $7,950 to operations.

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

                                       15

------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30, 2005              JUNE 30, 2005
                                                            ------------------------------------------------

Net loss, as reported                                                 ($817,561)               ($1,495,632)
Intrinsic compensation charge recorded under APB 25                      109,102                    218,205
Pro Forma compensation charge under SFAS 123, net of tax               (140,766)                  (281,532)
Pro Forma net loss                                                    ($849,225)               ($1,558,959)
Net Loss Per Share:
          Basic and Diluted --as reported                                ($0.25)                    ($0.46)
          Basic and Diluted --pro forma                                  ($0.26)                    ($0.48)
------------------------------------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30, 2005              JUNE 30, 2005
                                                            ------------------------------------------------

Risk-free interest rates                                              3.1 - 4.5%                3.1 - 4.5%
Expected dividend yields                                                    0.0%                      0.0%
Expected volatility                                                        82.7%                     82.7%
Expected option life (in years)                                                5                         5
------------------------------------------------------------------------------------------------------------

The weighted average fair values as of the grant date for grants made in the three and six months ended June 30, 2005 were $1.12 and $1.12.

CONVERSION OF CONVERTIBLE NOTES BY RELATED PARTY

As discussed in Note 9, on April 30, 2006, a member of our board of directors and our Chief Technology Officer converted a series of cash advances, and the related interest, to common stock at a fixed price resulting in the issuance of
71,439 unregistered common shares.

WARRANTS ACTIVITY

As noted above, during the six months ended June 30, 2006, we issued, for services rendered, 68,966 warrants, exercisable at $2.90 per share, to purchase common stock to a service provider and 22,414 warrants, 11,207 of which are exercisable at $2.90 per share and 11,207 of which are exercisable at $5.80 per share, to purchase common stock to a placement agent as part of a private placement. The value of $142,616 which was expensed was computed using a
Black-Scholes model with the following assumptions (using an expected volatility of 82.7%, an expected term of three years, a risk-free interest rate of 4.66%
and a dividend yield of 0%)

During the six months ended June 30, 2006, a holder of a common stock warrant exercised an existing warrant to purchase 321,379 shares of our stock. The exercise was concluded on a "cashless exercise" resulting in no cash to the company. As a result of the exercise, the Company, on April 27, 2006, issued
305,572 unrestricted common shares to the holder.

Outstanding warrants are as follows:

---------------------------------------------------------------------------------------------
                                                 NUMBER OF WARRANTS    VERAGE EXERCISE PRICE
---------------------------------------------------------------------------------------------

OUTSTANDING, DECEMBER 31, 2005                           1,057,624                     $0.54
---------------------------------------------------------------------------------------------
Granted                                                     91,379                      3.26
Exercised                                                (321,379)                      0.36
Expired                                                   (38,414)                      0.90
---------------------------------------------------------------------------------------------
OUTSTANDING, JUNE 30, 2006                                 789,310                     $0.84
---------------------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS
    -----------------

OFFERING OF COMMON STOCK - SECONDARY FINANCING

On August 14, 2006, the Company concluded the sale of 1,500,000 units, at $4.00 per unit, each unit consisting of one share of common stock and one five year warrant to purchase a share of common stock at an exercise price equal to 125%
of the unit price. The warrant is redeemable by the Company if the underlying common stock trades above 175% of the closing bid price for 20 consecutive days.
The units were sold in a "firm commitment" underwritten offering to Newbridge
Securities Corporation and Pali Captial, Inc.

Net proceeds to the Company are estimated to be $5,100,000 which includes approximately $900,000 of expenses related to the offering. The underwriters were also granted a 45-day option to purchase an additional 225,000 units to cover over-allotments. As part of the compensation to the underwriters, the
Company has also agreed to sell to the underwriter 150,000 units for $100. Each unit will be identical to the units offered to the public except that the warrant included in the unit will have an exercise price of 145% of the unit price in the offering.

RESIGNATION OF BOARD MEMBERS

On July 24, 2006, Mr. Nathan Schulhof resigned from the Company's Board of
Directors . The resignation is intended to enable the Company to appoint a replacement director who will be considered "independent" for purposes of NASDAQ rules. The resignation did not result from a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

APPOINTMENT OF BOARD MEMBERS

On July 24, 2006, the Board appointed, pending the effectiveness of the
Company's registration statement on Form SB-2 that has been filed with the
Securities and Exchange Commission and pending listing of the Company's common stock on the NASDAQ Stock Market, Dr. Carl Goldfischer, Mr. Harvey Kesner and
Mr. David Hadley as additional directors. The new director appointments, once effective, will provide the Company with a majority of independent directors, as required by the NASDAQ Capital Market listing requirements. With their appointment, it is intended that the new directors will join the following committees of the Board:

Audit Committee - Dr. Goldfischer & Mr. Hadley joining Director Geoff Mulligan
Nominating Committee - Messrs. Hadley & Kesner joining Director Geoff Mulligan
Compensation Committee - Messrs. Hadley & Kesner joining Director Geoff Mulligan

OTHER COMMON STOCK GRANTS FOR SERVICES

Subsequent to June 30, 2006, the Company granted 6,988 shares of restricted common shares for services to various service providers which are valued at the quoted trading price of the common stock on the respective grant dates for a total value of approximately $47,000. The expense will be recognized over the respective service periods.

14. RESTATEMENT
    -----------

As a result of conversion of the preferred stock of Handheld Entertainment, Inc.
(privately held California entity) in February 2006 just prior to the reverse merger and the requirement to treat the reverse merger transaction as a recapitalization, we restated the financial statements of Handheld
Entertainment, Inc. (Delaware public company) to retroactively reflect the preferred shares of the private company as common shares at December 31, 2005 and modify the disclosure as follows:

------------------------------------------------------------------------------------------
                                                  AS OF DECEMBER 31, 2005
------------------------------------------------------------------------------------------
                                    PAR VALUE                    ISSUED AND OUTSTANDING
------------------------------------------------------------------------------------------
                            AS REPORTED     RESTATED        AS REPORTED           RESTATED
------------------------------------------------------------------------------------------

Convertible Series A              $56           $--             388,538                 --
Preferred Stock
-------------------------------------------------------------------------------------------
Convertible Series B              $90           $--             619,157                 --
Preferred Stock
-------------------------------------------------------------------------------------------
Convertible Series C              $14           $--              95,655                 --
Preferred Stock
-------------------------------------------------------------------------------------------
Convertible Series D              $29           $--             198,155                 --
Preferred Stock
-------------------------------------------------------------------------------------------
Common Stock                     $341          $365           2,342,601          3,644,106
-------------------------------------------------------------------------------------------

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

We offer consumers easy to use mobile devices at a compelling value, as well as access to a large and

growing library of digital audio and video content. Our players have been designed to be compatible with virtually every content format. Our portable media players are sold in more than 2,000 Wal-Mart stores in the United States and through retail websites, including Amazon.com. Our strategy is to capitalize on the synergy between portable digital entertainment products and related digital content.

We are focused on two large and growing synergistic multi-billion dollar markets--portable digital media devices and distributed digital content. We believe there is an increasing demand for `on the go' entertainment as evidenced by trends such as increased broadband penetration into the home and the proliferation of wi-fi "hot spots". These factors have increased consumer's expectations for access to digital content across many different platforms.
Digital video recorders, such as TIVO, have freed consumers to view media "when they want". We believe that location shifting technologies used for transferring digital content between devices have enabled consumers to view media "where they want". Content distribution is also undergoing dynamic changes as both new and classic music videos, television shows and films are made available for downloading to devices. We believe that devices need to provide content, that content providers require devices, and consumers want a complete solution. We believe we offer that complete solution.

We believe we are well positioned to take advantage of the projected growth in both PMP and digital content markets. Our strategy consists of the following elements:

   o      a family of products, mass marketed at a compelling value
   o      easy to use - out of the box experience
   o      diverse and continually relevant online content service
   o      device and content flexibility

By providing consumers a solution that includes devices as well as content, our goal is to create a powerful platform that will encourage consumers to adopt our devices and access our content distinguishing us from the competition.

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

Also on February 10, 2006, we sold an aggregate of 70 units, each consisting of
17,241 shares of our common stock, to accredited investors in a private placement and received gross proceeds of $3,500,000 before payment of expenses.
On February 22, 2006, we sold an additional 82.1 units to accredited investors and received gross proceeds of $4,105,000 before payment of expenses and commissions, and closed the private placement having realized total gross proceeds of $7,605,000. In connection with the second closing, we issued to a placement agent (1) three-year warrants to purchase 11,207 shares of our common stock (representing 5% of the shares sold by it in the private placement) at an exercise price of $2.90 per share and (2) additional three-year warrants to purchase 11,207 shares of our common stock (representing 5% of the shares sold by it in the private placement) at an exercise price of $5.80 per share.

Concurrent with the reverse merger and financing transaction described above the
Lender converted a series of cash advances, which had been transferred into notes, totaling $3,741,049 in principal, into our common stock. This amount was documented in four separate promissory notes. Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made and one note provided for an interest rate of 9.5% from the date the advances thereunder were made. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was
$138,399, for a total of $3,879,448 owed to the Lender pursuant to these notes.
Pursuant to the terms of the Lender's convertible notes, in connection with the reverse merger, an aggregate of $3,913,112 of principal and accrued interest on the convertible notes through the conversion date was converted into a total of
1,718,395 shares of our common stock. The Company recognized a loss on conversion of $1,093,684.

FORWARD LOOKING STATEMENTS

The following information should be read in conjunction with our financial statements and the notes thereto and in conjunction with "Management's
Discussion and Analysis or Plan of Operations" in Amendment #8 to our
registration statement on Form SB-2 (Registration No. 333-133550). This quarterly report on Form 10-QSB, and in particular this "Management's Discussion and Analysis or Plan of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Factors That May Impact Future Operating Results" section of this Form 10-QSB, as well as contained in Amendment #8 to our registration statement on Form SB-2 (Registration No. 333-133550). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

RESULTS OF OPERATIONS

         The following table sets forth our results of operations for the three and six months ended June 30, 2006 and 2005 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

                                       20

                                         --------------------------------------------------------------------------------------
                                                    Three Months Ended June 30,                   CHANGE FROM PREVIOUS
                                                    ---------------------------                           YEAR
                                                                                                 ------------------------
                                              2006                           2005
                                         ---------------------------  -------------------------  ------------------------------
                                                           AS %                         AS %
                                                $           OF                 $         OF             $ INCREASE /      %
                                                           SALES                        SALES             (DECREASE)
                                         ---------------------------  -------------------------  ------------------------------

 Sales                                         $591,787     100%            $371,465     100%              $220,322      59%

 Cost of goods sold                             464,991      79%             404,260     109%                60,731      15%
                                         ---------------------------  -------------------------  ------------------------------
 GROSS MARGIN                                   126,796      21%             (32,795)     -9%               159,591    -487%

 COSTS AND EXPENSES

    Sales and marketing                         793,568     134%             130,812      35%               662,756     507%

    General and administrative                1,398,245     236%             435,762     117%               962,483     221%

    Research and development                    606,328     102%             191,245      51%               415,083     217%
                                         ---------------------------  -------------------------  ------------------------------
 TOTAL OPERATING EXPENSES                     2,798,141     473%             757,819     204%             2,040,322     269%
                                         ---------------------------  -------------------------  ------------------------------
 LOSS FROM OPERATIONS                        (2,671,345)   -451%            (790,614)   -213%            (1,880,731)    238%

 OTHER INCOME AND (EXPENSE)

    Interest income                              28,763       5%                   -       0%                28,763     100%

    Interest expense                              4,747       1%            (26,947)      -7%                31,694    -118%

    Gain/(Loss) on conversion of debt            54,941       9%                   -       0%                54,941     100%
                                         ---------------------------  -------------------------  ------------------------------
 TOTAL OTHER INCOME (EXPENSE)                    88,451      15%            (26,947)      -7%               115,398    -428%
                                         ---------------------------  -------------------------  ------------------------------
 NET LOSS                                   ($2,582,894)   -436%          ($817,561)    -220%           ($1,765,333)    216%
                                         ===========================  =========================  ==============================

                                         --------------------------------------------------------------------------------------
                                                      Six Months Ended June 30,                   CHANGE FROM PREVIOUS
                                                    ---------------------------                           YEAR
                                                                                                 ------------------------
                                              2006                           2005
                                         ---------------------------  -------------------------  ------------------------------
                                                           AS %                         AS %
                                                $           OF                 $         OF             $ INCREASE /      %
                                                           SALES                        SALES             (DECREASE)
                                         ---------------------------  -------------------------  ------------------------------

 Sales                                      $ 1,176,021     534%           $417,688       36%          $    758,333     182%

 Cost of goods sold                           1,065,695    1755%            447,643       42%               618,052     138%
                                         ---------------------------  -------------------------  ------------------------------
 GROSS MARGIN                                   110,326      69%            (29,955)     -27%               140,281    -468%

 COSTS AND EXPENSES

    Sales and marketing                       1,495,508     226%            204,853       14%             1,290,655     630%

    General and administrative                3,096,357     322%            855,594       28%             2,240,763     262%

    Research and development                    960,753     231%            361,955       38%               598,798     165%
                                         ---------------------------  -------------------------  ------------------------------
 TOTAL OPERATING EXPENSES                     5,552,618     272%           1,422,402      26%             4,130,216     290%
                                         ---------------------------  -------------------------  ------------------------------
 LOSS FROM OPERATIONS                        (5,442,292)    289%          (1,452,357)     27%            (3,989,935)    275%

 OTHER INCOME AND (EXPENSE)

    Interest income                              52,849     100%                  -      100%                52,849     100%

    Interest expense                           (65,732)    -207%            (43,275)      66%               (22,457)     52%

    Gain/(Loss) on conversion of debt       (1,038,743)     100%                  -      100%            (1,038,743)    100%
                                         ---------------------------  -------------------------  ------------------------------
 TOTAL OTHER INCOME (EXPENSE)               (1,051,626)    -911%            (43,275)       4%            (1,008,351)   2330%
                                         ---------------------------  -------------------------  ------------------------------
 NET LOSS                                   ($6,493,918)    368%        ($1,495,632)      23%           ($4,998,286)    334%
                                         ===========================  =========================  ==============================

            SALES

         Sales were approximately $592,000 and $1,176,000 during the three and six months ended June 30, 2006 as compared to approximately $371,000 and
$418,000 during the comparable periods from 2005. The increase is primarily due to the expansion of our distribution of our ZVUE product to more than 2,000
Wal-Mart stores. Prior to that distribution contract, our product had primarily been purchased by customers over the Internet and through smaller retail outlets.

         At June 30, 2006, Wal-Mart accounted for approximately 91% of the gross accounts receivable and represented approximately 99% and 98% of our revenues for the three and six months ended June 30, 2006, respectively. At June 30,
2005, Wal-Mart accounted for approximately 70% of the gross accounts receivable and represented approximately 87% and 79% of our revenues for the three and six months ended June 30, 2005. As a result, for the periods being reported, we were materially dependent upon this customer for our revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, especially Wal-Mart, would have a material adverse effect on our results.

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

         Approximately 100% and 98% of our sales for the three and six months ended June 30, 2006 were to customers in the United States of America; the remaining percentage were principally to customers in Australia. This compares to approximately 95% and 95% for the three and six months ended June 30, 2005.

            COST OF GOODS SOLD AND GROSS MARGIN

         The increase in cost of goods sold during the three and six months ended June 30, 2006 as compared to the prior year is primarily the result of the expansion of our distribution for the ZVUE product. We purchase our products from Eastech Electronics (Taiwan) Inc., a contract manufacturer located in
Taiwan that is the sole manufacturer of our ZVUE product. Purchases during the three and six months ended June 30, 2006 from Eastech were approximately $1.5 million and $2.0 million, respectively. These compare to purchases of approximately $0.3 million and $0.5 million, respectively for the three and six months ended June 30, 2005.

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

         While gross margin was positive for the three and six months ended June
30, 2006 as a result of our control of the expense related to production of our handheld media player we cannot guarantee that we will have positive gross margins in the future. We have historically experienced a negative gross margin as a result of expenses related to the introduction of the product into retail distribution, the subsequent expansion of the product's distribution and the effect of higher component costs associated with low volume production. We expect that the basic product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single-use contracts.

              SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition-related costs. The increase in these expenses in the three and six months ended June 30, 2006 as compared to the same period from the previous year is directly related to sustaining marketing for the currently shipping version of the ZVUE product (Model 200) and market introduction costs for the upcoming versions of the ZVUE product (Models 250, 400 and 500). We expect to continue to increase marketing and development efforts in the future as new versions of the ZVUE are introduced, and as a result expect this class of expenses to continue to increase.

              GENERAL AND ADMINISTRATIVE EXPENSES

         Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, non-cash stock based expenses, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of restricted common stock, common stock options to employees and contractors, which was approximately $188,000 and
$954,000 in the three and six months ended June 30, 2006 as compared to approximately $109,000 and $218,000 in the three and six months ended June 30,
2005, respectively. In February 2006, our Board of Directors accelerated the vesting of all outstanding options as of December 31, 2005. As a result of the decision by the Board, approximately 828,000 options became vested as of
December 31, 2005 and the Company recognized all of the remaining intrinsic value in the underlying options. The expense in 2006 is primarily related to the issuance of common stock to employees and other service providers.

         Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

              RESEARCH AND DEVELOPMENT EXPENSES

         Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses is primarily the result of the development work on the newest versions of the ZVUE product. Also, as a result of our product focus, we engaged additional third party consultants and made other investments to enhance our product offerings. These actions also accounted for the increase in research and development expenses for the three and six months ended June 30, 2006 as compared to the previous period.

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

              INTEREST INCOME

         Interest income of approximately $29,000 and $53,000 for the three and six months ended June 30, 2006 relate to deposits in our depository accounts as a result of funds generated by the private placement concluded in February 2006.
We did not record any interest income during 2005.

              INTEREST EXPENSE

         Interest expense of approximately ($5,000) and $66,000 for the three and six months ended June 30,2006 were directly related to the interest payable on notes and other borrowings which we have entered into to fund our operations.
These amounts compare to approximately $27,000 and $43,000 for the three and six months ended June 30, 2005.

              GAIN/(LOSS) ON CONVERSION OF DEBT

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
As of December 31, 2005, the aggregate principal amount owing on these notes was
$3,741,049 and the total accrued interest was $138,399, for a total of
$3,879,448 owed to the Lender pursuant to these notes. Pursuant to the terms of the Lender's convertible notes, in connection with the Merger, an aggregate of
$3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of the Company's common stock. The
Company recognized a loss on conversion of $1,093,684.

     In January and February 2006, the Company received $500,000 in a series of cash advances from the Lender. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, the Lender agreed to convert the notes and all accrued interest at a rate of $7.13 per share which resulted in the issuance of 71,439 shares of the Company's unregistered common stock. In
April 2006, the Company recognized a gain on conversion of $84,941.

     In April 2006, the Company converted an existing debt of $30,000 into 8,276 shares. As a result of the transaction, the Company recorded a loss on conversion of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, the Company had a cash and cash equivalent balance of approximately $1.6 million and a working capital of approximately $830,000. Net cash used in operations was approximately $5.6 million for the six months ended
June 30, 2006 as compared to net cash used in operations of approximately
$974,000 for the six month period ended June 30, 2005. For the six months ended
June 30, 2006, the Company used cash to fund the Company loss of approximately
$6.5 million offset by non-cash

items such as expenses related to the issuance of common stock, common stock options and warrants to employees and service providers of approximately
$954,000 as well as a non cash loss on conversion of debt of $1.1 million. There were also changes in assets and liabilities of approximately $857,000.

         Net cash used in investing activities in the six months ended June 30,
2006 was approximately $244,000 as compared to net cash used in investing activities of approximately $3,000 for the six month period ended June 30, 2005.
For the six months ended June 30, 2006, the primary use of the cash for investing was to purchase software licenses.

         Net cash provided by financing activities in the six months ended June
30, 2006 was approximately $7.2 million as compared to approximately $949,000 for the six month period ended June 30, 2005. The completion of the private placement in February 2006 resulted in gross proceeds to the company of
$7,605,000 and a payment of $297,000 in offering costs. The company also incurred cash expenses of approximately $546,000 related to the proposed secondary offering. For the six month period ended June 30, 2005, the primarily source of cash was loan term borrowings from related parties.

         Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. We are seeking additional equity and/or debt financing to sustain our growth strategy. With the completion of the private placement in February
2006 we were able to obtain funds to continue our operations at least through
November 2006. We believe that based on our current cash position, the just completed secondary offering, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2006. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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
For a more complete list of risks and uncertainties, see Amendment #6 to our registration statement on Form SB-2 (Registration No. 333-133550).

         SINCE WAL-MART REPRESENTS APPROXIMATELY 98% OF OUR REVENUES, AND
WAL-MART HAS ONLY PURCHASED A SINGLE MODEL, IF THEY WERE NO LONGER OUR CUSTOMER,
DEMANDED DIFFERENT TERMS, OR DID NOT ACCEPT OUR FUTURE PLANNED MODELS, THAT
WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUES.

Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 98% of our revenues during
2006. While we plan to aggressively market the ZVUE to other major retailers, other major retailers may not take on the ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

All of our sales to Wal-Mart, our largest customer during 2005 and 2006, were of our ZVUE 200 model which has been our sole product sold. We expect the majority of our orders shipped to Wal-Mart during 2006 to be of our ZVUE 200 model. None of our other products are presently being ordered by Wal-Mart, and there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commences, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200.

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

Eastech is one of our significant investors. In 2004, Eastech purchased 383,142 shares of our series B convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $500,000.
In addition, Eastech's founder, chairman and CEO who was a member of our board of directors at the time (he resigned in November 2005), purchased 18,390 shares of our series D convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $100,000. The terms of Eastech's relationship with us may be significantly influenced by
Eastech's ownership interest. We may not be able to locate replacement manufacturing or assembly facilities from independent parties that would provide payment, supply and other terms equivalent to those provided us by Eastech, particularly in light of the incentive provided by the ownership relationship which would not exist with any successor manufacturer to Eastech.

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

Several companies, including Apple Computer, Microsoft, Nintendo, Nokia, Sony,
Samsung, Toshiba and Creative Labs, have released, or announced that they are developing, handheld devices featuring digital video playback similar to that offered by us and planned in the future. We cannot guarantee that consumers will choose to purchase our PMP, or purchase content through our service, instead of other handheld devices or from other content companies.
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

ITEM 3- CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (June 30,
2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the three month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6- EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

  NUMBER                              EXHIBIT TITLE
------------ -------------------------------------------------------------------

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
                                  Director, Chief Executive Officer & President

                                  BY:  /S/  WILLIAM J. BUSH
                                  William J. Bush
                                  Chief Financial Officer (Principal Accounting
                                   Officer)

                                  DATE: AUGUST 14, 2006

                               INDEX TO EXHIBITS:
                               ------------------

  NUMBER                              EXHIBIT TITLE
------------ -------------------------------------------------------------------

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

