Form 10QSB
period 2006-09-30
HANDHELD ENTERTAINMENT, INC.
filed 2006-11-14
CIK 1309710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended SEPTEMBER 30, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

               For the transition period from: _______ to _______

                        Commission File Number 333-124421

                          HANDHELD ENTERTAINMENT, INC.
              (Exact name of Small business issuer in its charter)

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

                                 YES [_] NO [X]

As of November 14, 2006, 11,424,247 shares of Issuer's common stock, with
$0.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format: YES [_] NO [X]

                          HANDHELD ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

   ITEM 1- CONDENSED FINANCIAL STATEMENTS                                      3
           CONDENSED BALANCE SHEETS (UNAUDITED)                                3
           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)                      4
           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                      5
           NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                 6
   ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          18
   ITEM 3- CONTROLS AND PROCEDURES                                            34

PART II - OTHER INFORMATION                                                   35

   ITEM 6- EXHIBITS                                                           35

SIGNATURES                                                                    35

INDEX TO EXHIBITS:                                                            36

                         PART I - FINANCIAL INFORMATION

ITEM 1- CONDENSED FINANCIAL STATEMENTS

                          HANDHELD ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        2006            2005
                                                                                   -------------   -------------
                                                                                      UNAUDITED    RESTATED; SEE
                                                                                                       NOTE 14

   Current assets:
      Cash and cash equivalents, net                                                $  3,889,231    $    277,734
      Restricted cash                                                                     50,000              --
      Accounts Receivables, net                                                          233,829         902,492
      Inventories, net                                                                   503,886         165,732
      Other current assets - Related Party                                               333,000              --
      Prepaid expenses and other current assets                                          229,029         118,354
                                                                                    ------------    ------------
   TOTAL CURRENT ASSETS                                                                5,238,975       1,464,312

   Fixed assets, net                                                                     245,060          27,813
   Capitalized software, net                                                               6,921          10,034
   Deposits and other non-current assets                                                 236,016          12,394
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $  5,726,972    $  1,514,553
                                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
         Trade accounts payable                                                     $    799,092    $  1,184,086
         Accrued and other liabilities                                                   588,944         705,675
         Trade accounts and other obligations payable to officers, affiliates
            and related parties                                                          918,179       1,348,241
         Short term convertible and non-convertible notes and loans                           --         109,500
         Short term notes and loans, related party                                            --       3,741,049
                                                                                    ------------    ------------
      TOTAL CURRENT LIABILITIES                                                        2,306,215       7,088,551
                                                                                    ------------    ------------
   TOTAL LIABILITIES                                                                   2,306,215       7,088,551
                                                                                    ------------    ------------
   SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock, $0.0001 par value; 50,000,000 authorized; 11,424,247 issued  and outstanding at September 30, 2006 and 3,644,106 issued
      and outstanding at December 31, 2005.                                                1,143             365
      Additional paid in capital - Warrants and stock options                          3,178,991       2,482,073
      Additional paid in capital                                                      20,967,123       2,792,833
      Accumulated deficit                                                            (20,726,500)    (10,849,269)
                                                                                    ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                3,420,757      (5,573,998)
                                                                                    ============    ============
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             $  5,726,972    $  1,514,553
                                                                                    ============    ============

              See Notes to Unaudited Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 --------------------------------  -------------------------------
                                                                     2006               2005             2006              2005
                                                                 ------------      ------------      ------------    ------------

Sales                                                            $    123,104      $    519,102      $  1,299,125    $    936,790
Cost of goods sold                                                    396,800           525,945         1,462,495         973,588
                                                                 ------------      ------------      ------------    ------------
GROSS MARGIN                                                         (273,696)           (6,843)         (163,370)        (36,798)

COSTS AND EXPENSES
   Sales and marketing                                                937,116           162,660         2,432,624         367,513
   General and administrative (including stock based
   compensation expense of $677,237 and $154,112 for the three months ended September 30, 2006 and 2005 and $1,639,586
   and $327,318 for the nine months ended September 30, 2006
   and 2005)                                                        1,581,570           571,505         4,677,927       1,427,099
   Research and development                                           596,322           250,315         1,557,075         612,270
                                                                 ------------      ------------      ------------    ------------
TOTAL OPERATING EXPENSES                                            3,115,008           984,480         8,667,626       2,406,882
                                                                 ------------      ------------      ------------    ------------
LOSS FROM OPERATIONS                                               (3,388,704)         (991,323)       (8,830,996)     (2,443,680)

OTHER INCOME AND (EXPENSE)
   Interest income                                                      6,725                --            59,574              --
   Interest expense                                                    (1,334)          (40,472)          (67,066)        (83,747)
   Loss on conversion of debt                                              --                --        (1,038,743)             --
                                                                 ------------      ------------      ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                            5,391           (40,472)       (1,046,235)        (83,747)
                                                                 ------------      ------------      ------------    ------------
NET LOSS                                                          ($3,383,313)      ($1,031,795)      ($9,877,231)    ($2,527,427)
                                                                 ============      ============      ============    ============

                                                                 ------------      ------------      ------------    ------------
NET LOSS PER SHARE - BASIC AND DILUTED                                 ($0.31)           ($0.29)           ($1.08)         ($0.75)
                                                                 ============      ============      ============    ============
Weighted Average shares used in computing basic and diluted
net loss per share                                                 10,886,870         3,620,047         9,178,833       3,382,046

              See Notes to Unaudited Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              2006             2005
                                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   NET CASH USED IN OPERATING ACTIVITIES                                   ($8,147,364)    ($1,656,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                      (235,149)         (6,529)
   Purchase of software licenses                                              (208,000)             --
                                                                          ------------    ------------
   NET CASH USED IN INVESTING ACTIVITIES                                      (443,149)         (6,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                       13,424,189              --
   Short-term borrowings, related parties                                      500,000              --
   Repayments of short-term borrowings, related parties                             --          (8,370)
   Long-term borrowings, related parties                                            --       1,701,500
   Repayments of long-term borrowings                                          (79,500)             --
   Offering costs-secondary offering                                        (1,096,267)
   Offering costs-sale of common stock                                        (546,412)
   Offering costs-preferred stock                                                   --         (19,883)
                                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   12,202,010       1,673,247
Net increase in cash and cash equivalents                                    3,611,497           9,764
Cash and cash equivalents at beginning of period                               277,734          28,984
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  3,889,231    $     38,748
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest                                                                        16,399              --
Taxes                                                                               --              --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes due to a related party to common stock                   4,452,759              --
Completion of reverse merger                                                        --              --
Conversion of preferred stock into common stock                                     --              --

              See Notes to Unaudited Condensed Financial Statements

                          HANDHELD ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     INTERIM FINANCIAL STATEMENTS

The interim condensed financial statements have been prepared from the records of Handheld Entertainment, Inc., a Delaware corporation ("we", "us", "our" or the "Company") without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, have been made to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in our
Prospectus on Form 424B4 (Registration No. 333-133550) filed on August 16, 2006 with the U.S. Securities and Exchange Commission ("SEC") for the year ended
December 31, 2005. The results of operations for the three and nine months ended
September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     GOING CONCERN

As reflected in the accompanying financial statements, the Company has net losses of $3,383,313 and $9,877,231 for the three and nine months ended
September 30, 2006, respectively, negative gross margin of $273,696 and $163,370 for the three and nine months ended September 30, 2006, respectively and an accumulated deficit of $20,726,500 at September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturing partner. We are seeking additional equity and/or debt financing to sustain our growth strategy. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through June 2007. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

We plan on generating future revenues from the sale of our existing and future products through retail establishments. The time required for us to become profitable from operations is highly uncertain, and we cannot be sure that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures and working capital requirements.

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

At September 30, 2006, Wal-Mart accounted for approximately 76% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues

In the three and nine months ended September 30, 2006, Wal-Mart represented 82%
and 97%, respectively of our net revenues and, therefore, we were materially dependent upon them. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on our results.

Concentration of Supplier

Manufacturing of our ZVUE product is performed in China by our manufacturing partner who is a related party (see Note 9). Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated. At
September 30, 2006, $6,787 of component inventory was held at the Chinese location and we had a balance of $333,000 in "Other Current Assets - Related
Party" related to an advance we made to our manufacturing partner for components
(see Note 5).

Purchases during the three and nine months ended September 30, 2006 were approximately $0.3 million and $2.3 million, respectively. This compares to approximately $0.4 million and $0.8 million, respectively, for the three and nine months ended September 30, 2005. Amounts payable due to this vendor at
September 30, 2006 was approximately $817,000 and is included in trade accounts and other obligations payable to officers, affiliates and related parties. The balance due is fully collateralized by substantially all assets of the Company.

Product Concentration

During the three and nine months ended September 30, 2006, revenues were derived primarily from the sale of one product model (ZVUE Model 200).

3.   ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2006 were as follows:

Accounts receivable                               $296,971
Less: Allowance for doubtful accounts              (63,142)
                                                  --------
TOTAL ACCOUNTS RECEIVABLE, NET                    $233,829
                                                  ========

The Company has not incurred any bad debt expense for the three and nine months ended September 30, 2006 and 2005.

4.   INVENTORIES

At September 30, 2006, Inventories consists of the following:

Finished Goods                                    $565,469
Components                                           6,787
Less:  Valuation Allowance                         (68,370)
                                                  --------
TOTAL INVENTORIES                                 $503,886
                                                  ========

For the nine months ended September 30, 2006, the Company recognized $154,175 of expense primarily related to the write-down of returned media players and components to their net realizable value.

5.   OTHER CURRENT ASSETS - RELATED PARTY

At September 30, 2006, Other current assets - Related Party of $333,000 consists of an advance made to our manufacturing partner Eastech Electronics, Inc. for the purchase of liquid crystal display ("LCD") screens used in the manufacture of our media player. The advance will continue to be recouped as our partner ships product to us for sale to end users.

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2006, prepaid expenses and other current assets consists of the following:

Prepaid content                                   $118,509
Prepaid insurance premiums                          27,774
Trade Shows                                         24,672
Prepaid rent                                        19,404
Other                                               38,670
                                                  --------
TOTAL PREPAID EXPENSES AND OTHER CURRENT ASSETS   $229,029
                                                  ========

7.   REVERSE MERGER

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

As a result of the recapitalization which occurred in February 2006, the preferred stock outstanding in Handheld Entertainment, Inc. (privately held
California entity) at December 31, 2005 has been retroactively restated to reflect the common stock issued to preferred shareholders just prior to the reverse merger. All share and per share data has been retroactively adjusted in the accompanying financial statements to reflect the effect of the recapitalization. In connection with the merger, on April 12, 2006, HHE merged with and into the company.

8.   TRADE ACCOUNTS AND OTHER OBLIGATIONS PAYABLE TO OFFICERS, AFFILIATES AND
     RELATED PARTIES

As of September 30, 2006, trade accounts and other obligations payable to officers, affiliates and related parties consisted of the following:

NAME                                 RELATIONSHIP
----------------------------------   -----------------------------------------

Eastech Electronics (Taiwan), Inc.   Manufacturing Partner and former Director   $817,456
The Ardtully Group                   Related Party Consultant                      24,552
Gregory Sutyak                       Company Officer (EVP)                         23,496
Larry Gitlin                         Company Officer (VP)                           4,534
Gene O'Donnell                       Company Officer (VP)                           2,042
Jeff Oscodar                         Company Officer (CEO)                            900
William Bush                         Company Officer (CFO)                            610
Other                                                                              44,589
                                                                                 --------
                                                                                 $918,179
                                                                                 ========

9.   RELATED PARTY TRANSACTIONS

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
Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date. For convertible instruments with a variable conversion price which were issued prior to 2006, due to the contingency of the conversion being linked to a future offering not under control of the creditor, any beneficial conversion amount was deferred to be measured and recorded when the contingency was resolved. In February 2006, the contingency was resolved and all were converted at the time of the recapitalization and therefore there were no variable conversion price notes outstanding at September
30, 2006. For the nine months ended September 30, 2006, the Company recognized a gain on conversion of these variable price convertible notes of $54,491 and a loss for the nine months ended September 30, 2006 on conversion of these variable price convertible notes of $1,038,743.

10.  NET LOSS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at
September 30, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------   -----------------------
                                                    2006        2005          2006         2005
                                                 ----------   ----------   ----------   ----------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        10,886,870    3,620,047    9,178,833    3,382,046
                                                 ----------    ---------    ---------    ---------
Total Convertible Debt into Common Stock                 --      911,253           --      911,253
Less: Convertible Debt into Common Stock                 --     (911,253)          --     (911,253)

Total Stock Options Outstanding                   1,704,421    1,067,368    1,704,421    1,067,368
Less: Anti Dilutive Stock Options due to loss    (1,704,421)  (1,067,368)  (1,704,421)  (1,067,368)

Total Warrants Outstanding                        2,147,624      972,107    2,147,624      972,107
Less: Anti Dilutive Warrants due to loss         (2,147,624)    (972,107)  (2,147,624)    (972,107)
                                                 ----------    ---------    ---------    ---------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      10,886,870    3,620,047    9,178,833    3,382,046
                                                 ----------    ---------    ---------    ---------

In total, at September 30, 2006 there were financial instruments convertible into 3,852,045 common shares which may potentially dilute future earnings per share.

11.  SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information." SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our
Consumer Electronics segment. Approximately, 100% and 98% of our sales for the three and nine months ended September 30, 2006, respectively, were to customers in the United States of America; the remaining sales were principally to customers in Australia. This compares to approximately, 98% and 97% for the comparable periods ended September 30, 2005, respectively.

12.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

As a result of the reverse merger (See Note 7) completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of Handheld Entertainment, Inc. (privately held California entity) have been retroactively converted to common stock for financial accounting purposes and reflected as such on the balance sheet at December 31, 2005 and the statement of operations for the three and nine months ended September 30, 2005.

Since the reverse merger (See Note 7) completed on February 10, 2006, the
Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at September 30, 2006.

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

The common shares issued under the private placement are subject to registration rights pursuant to a registration rights agreement ("the Agreement"). The agreement states that the registration statement shall be (i) filed within 60 days of February 10, 2006, (ii) declared effective within 120 days of the initial filing date and (iii) kept effective until the earlier of (a) 18 months after February 10, 2006 or (b) the date when all registerable securities have been sold. The registration statement was filed on April 11, 2006 and declared effective on August 14, 2006. The Company has exercised a market standoff provision included in the registration rights agreement whereby the shares, subject to the registration statement, will be subject to a 180 day lockup period following the effectiveness of a second registration statement filed by the Company on April 26, 2006 and declared effective on August 14, 2006, which was an underwritten offering.

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
We noted that the maximum potential liquidated damages amount would be $456,300 and we will value the derivative liability at fair value subject to that maximum amount. At September 30, 2006 we determined that since we timely met all our requirements under the registration rights agreement and therefore liquidated damages were no longer applicable, that the fair value of the registration rights agreements using a probability based discounted cash flow model is zero.

Newbridge Securities Corporation served as placement agent in connection with the Private Placement and was credited with placing 13 units. The placement agent received (1) a cash fee of $39,000 (representing 6% of the gross proceeds of the units sold by it in the Private Placement), (2) three-year warrants to purchase 11,207 shares of common stock (representing 5% of the shares sold by it in the Private Placement) at an exercise price of $2.90 per share and (3)
additional three-year warrants to purchase 11,207 shares of common stock
(representing 5% of the shares sold by it in the Private Placement) at an exercise price of $5.80 per share. Those warrants were cancelled in August 2006 by mutual agreement between the Company and Newbridge Securities Corporation at the time of the effectiveness of the secondary stock offering. As part of that cancellation, the Company paid Newbridge Securities Corporation $40,625 which was approximately the intrinsic value of the outstanding warrants and was recognized as compensation expense.

OFFERING OF COMMON STOCK - SECONDARY FINANCING

On August 14, 2006, the Company sold 1.2 million units (consisting of one common share and one five-year warrant to purchase an additional common share) to investors. The units were sold for $4.85 and as a result the Company received net proceeds of approximately $5.1 million after cash offering costs of approximately $800,000. The warrants are exercisable at an exercise price of
$6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days. Contemporaneously with the offering the Company listed its shares and units on the NASDAQ Capital Market and Boston Stock
Exchange under the ZVUE, ZVUEU and HDE, HDEU symbols, respectively.

The underwriters were also granted a 45-day option to purchase an additional
225,000 units to cover over-allotments which they did not exercise. As part of the compensation to the underwriters, the Company sold 120,000 units for $100 to the underwriter which was treated as offering costs and offset against additional paid in capital in the accompanying financial statements. Each unit is identical to the units offered to the public except that the warrant included in the unit has an exercise price of $7.06 or 145% of the unit price in the offering.

On November 5, 2006 the units separated and began trading as common stock and warrants (ZVUEW and HDEW) and trading in the units ceased.

OTHER STOCK GRANTS AND ISSUANCES

During the nine months ended September 30, 2006, 1,620,690 common shares were deemed issued to the original shareholders of Vika pursuant to a reverse merger and recapitalization of the Company (see Note 7).

During the nine months ended September 30, 2006, the Company issued 1,789,834 common shares upon conversion of convertible notes and accrued interest of a related party aggregating $4,422,760. The Company recognized a net loss on conversion of $1,008,743 (see Note 9).

During the nine months ended September 30, 2006 the Company granted 237,795 common shares to employees for services of which 187,409 are subject to future service requirements and 50,386 are for past services rendered. The 55,903 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.90 per share for a total of $162,120. All shares granted after March 6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $1,128,000. Of the total value of $1,290,120, $357,305 has been expensed for the nine months ended
September 30, 2006 and $932,815 will be recognized over the future vesting periods.

During the nine months ended September 30, 2006 the Company granted 192,227 common shares to non-employees for services rendered. The 159,378 shares granted prior to March 2006 are valued at the contemporaneous private placement price of
$2.90 per share for a total of $462,200. The 32,849 shares granted after March
6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $217,361. Of the total shares value of $679,561, $597,373 has been expensed for the nine months ended September 30,
2006 and $82,188 will be recognized over the future vesting periods.

STOCK BASED AWARDS

During the nine months ended September 30, 2006 we granted 68,966 vested warrants exercisable at $2.90 per share to a service provider. The warrants were valued at $1.62 (using an expected volatility of 82.7% (based on our analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of 0%) per a Black-Scholes option pricing method for a total $111,634 charged to operations.

We also issued 11,207 warrants at an exercise price of $2.90 per share and
11,207 warrants at an exercise price of $5.80 per share to an investment banking firm for services rendered. These warrants were valued at $1.62 and $1.15 (using an expected volatility of 82.7% (based on our analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of 0%) respectively, for a total value of $30,981 charged to operations. On August 14, 2006 those warrants were cancelled in exchange for
$40,625 which represented the intrinsic value of the warrants at the time of cancellation. The amount was recorded as an expense in the three months ended
September 30, 2006.

In addition, $63,727 of expense and additional paid-in capital was recorded relating to vesting of portions of warrants granted to non-employees in 2006.

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

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                           ------------------   ------------------

Net loss, as reported                                         ($1,031,797)         ($2,527,427)
Intrinsic compensation charge recorded under APB 25               109,102              327,307
Pro Forma compensation charge under SFAS 123, net of tax         (140,766)            (422,298)
Pro Forma net loss                                            ($1,063,461)         ($2,622,418)
Net Loss Per Share:
   Basic and Diluted --as reported                                 ($0.25)              ($0.75)
   Basic and Diluted --pro forma                                   ($0.29)              ($0.78)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                           ------------------   ------------------

Risk-free interest rates                                        3.1 - 4.5%           3.1 - 4.5%
Expected dividend yields                                              0.0%                 0.0%
Expected volatility                                                  82.7%                82.7%
Expected option life (in years)                                         5                    5

The weighted average fair values as of the grant date for grants made in the three and nine months ended September 30, 2005 were $1.12 and $1.12.

CONVERSION OF CONVERTIBLE NOTES BY RELATED PARTY

As discussed in Note 9, on April 30, 2006, a member of our board of directors and our Chief Technology Officer converted a series of cash advances, and the related interest, to common stock at a fixed price resulting in the issuance of
71,439 unregistered common shares.

WARRANTS ACTIVITY

As noted above, during the nine months ended September 30, 2006, we issued, for services rendered, 68,966 warrants, exercisable at $2.90 per share, to purchase common stock to a service provider and 22,414 warrants, 11,207 of which are exercisable at $2.90 per share and 11,207 of which are exercisable at $5.80 per share, to purchase common stock to a placement agent as part of a private placement. The value of $142,616 which was expensed was computed using a
Black-Scholes model with the following assumptions (using an expected volatility of 82.7%, an expected term of three years, a risk-free interest rate of 4.66%
and a dividend yield of 0%)

Also, during the nine months ended September 30, 2006, we sold 1.2 million units
(consisting of one common share and one five-year warrant to purchase an additional common share) to investors. The warrants are exercisable at an exercise price of $6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days.

Additionally, as part of the compensation to the underwriters for the secondary offering, the Company sold 120,000 units for $100 to the underwriter. Each unit is identical to the units offered to the public except that the warrant included in the unit will have an exercise price of $7.03 or 145% of the unit price in the offering.

During the nine months ended September 30, 2006, a holder of a common stock warrant exercised an existing warrant to purchase 321,379 shares of our stock.
The exercise was concluded on a "cashless exercise" resulting in no cash to the
Company. As a result of the exercise, the Company, on April 27, 2006, issued
305,572 unrestricted common shares to the holder.

Outstanding warrants are as follows:

                                  NUMBER OF WARRANTS   AVERAGE EXERCISE PRICE
                                  ------------------   ----------------------
OUTSTANDING, DECEMBER 31, 2005         1,057,624                $0.54
Granted                                1,411,379                 5.96
Exercised                               (321,379)                0.36
Expired/Cancelled                        (60,728)                2.43
OUTSTANDING, SEPTEMBER 30, 2006        2,086,896                $4.18

13.  SUBSEQUENT EVENTS

RESIGNATION OF BOARD MEMBER

On October 31, 2006, Mr. Harvey Kesner resigned from the Company's Board of
Directors. The resignation was the result of Mr. Kesner moving to a new law firm which doesn't allow its partners to serve on the board of directors of public companies. The resignation did not result from a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

SETTLEMENT AGREEMENT AND MUTUAL RELEASE

On November 6, 2006, Handheld Entertainment, Inc. ("the Company") agreed to settle its lawsuit against Microsoft Corporation. The lawsuit, filed by the
Company on October 12, 2006, alleged infringement of the Company's "zvue"
trademark. In the settlement, the parties agreed to a payment to the Company of
$1,850,000, and to the dismissal of the lawsuit and mutual releases of claims.

14.  RESTATEMENT

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

                                                    AS OF DECEMBER 31, 2005
                                       ------------------------------------------------
                                              PAR VALUE          ISSUED AND OUTSTANDING
                                       ----------------------   -----------------------
                                       AS REPORTED   RESTATED   AS REPORTED    RESTATED
                                       -----------   --------   -----------   ---------

Convertible Series A Preferred Stock       $ 56        $ --        388,538           --
Convertible Series B Preferred Stock       $ 90        $ --        619,157           --
Convertible Series C Preferred Stock       $ 14        $ --         95,655           --
Convertible Series D Preferred Stock       $ 29        $ --        198,155           --
Common Stock                               $341        $365      2,342,601    3,644,106

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following Management's Discussion and Analysis or Plan of Operations
("MD&A") is intended to provide readers with an understanding of the Company.
The following are included in our MD&A:

     o    Overview, Trends and Business Development;

     o    Forward Looking Statements;

     o    Results of Operations;

     o    Liquidity and Capital Resources;

     o    Critical Accounting Policies and Estimates; and

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
Our portable media players are sold in more than 1,800 Wal-Mart stores in the
United States and through retail websites, including Amazon.com. Our strategy is to capitalize on the synergy between portable digital entertainment products and related digital content.

We are focused on two large and growing synergistic multi-billion dollar markets--portable digital media devices and distributed digital content. We believe there is an increasing demand for 'on the go' entertainment as evidenced by trends such as increased broadband penetration into the home and the proliferation of wi-fi "hot spots". These factors have increased consumer's expectations for access to digital content across many different platforms.
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

On August 14, 2006, the Company sold 1.2 million units (consisting of one common share and one five-year warrant to purchase an additional common share) to investors. The units were sold for $4.85 and as a result the Company received net proceeds of approximately $5.1 million after offering costs of approximately
$800,000. The warrants are exercisable at an exercise price of $6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days. Contemporaneously with the offering the Company listed its shares and units on the NASDAQ Capital Market and Boston Stock Exchange under the ZVUE, ZVUEU and HDE, HDEU symbols, respectively.

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
On February 22, 2006, we sold an additional 82.1 units to accredited investors and received gross proceeds of $4,105,000 before payment of expenses and commissions, and closed the private placement having realized total gross proceeds of $7,605,000. In connection with the second closing, we issued to a placement agent (1) three-year warrants to purchase 11,207 shares of our common stock (representing 5% of the shares sold by it in the private placement) at an exercise price of $2.90 per share and (2) additional three-year warrants to purchase 11,207 shares of our common stock (representing 5% of the shares sold by it in the private placement) at an exercise price of $5.80 per share. In
August 2006, the warrants issued to the placement agent were cancelled in exchange for a payment of $40,625 which represented the intrinsic value of the warrants at the time of cancellation.

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

FORWARD LOOKING STATEMENTS

The following information should be read in conjunction with our financial statements and the notes thereto and in conjunction with "Management's
Discussion and Analysis or Plan of Operations" in the Prospectus on Form 424B4
(Registration No. 333-133550) filed on August 16, 2006. This quarterly report on
Form 10-QSB, and in particular this "Management's Discussion and Analysis or
Plan of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the
"Factors

That May Impact Future Operating Results" section of this Form 10-QSB, as well as contained in Prospectus on Form 424B4 (Registration No. 333-133550) filed on
August 16, 2006. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

RESULTS OF OPERATIONS

     The following table sets forth our results of operations for the three and nine months ended September 30, 2006 and 2005 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

                                                                                CHANGE FROM PREVIOUS
                                            Three Months Ended September 30,            YEAR
                                        --------------------------------------  --------------------
                                            2006                2005
                                        -----------         -----------
                                                      AS %                AS %
                                                      OF                   OF    $ INCREASE /
                                             $       SALES       $       SALES    (DECREASE)     %
                                        -----------  -----  -----------  -----   ------------  ----

Sales                                   $   123,104    100% $   519,102    100%     ($395,998)  -76%
Cost of goods sold                          396,800    322%     525,945    101%      (129,145)  -25%
                                        -----------  -----  -----------   ----    -----------  ----
GROSS MARGIN                               (273,696)  -222%      (6,843)    -1%      (266,853) 3900%

COSTS AND EXPENSES
   Sales and marketing                      937,116    761%     162,660     31%       774,456   476%
   General and administrative
   (including stock based compensation
   expense of $773,991 and $109,103)      1,581,570   1285%     571,505    110%     1,010,065   177%
   Research and development                 596,322    484%     250,315     48%       346,007   138%
                                        -----------  -----  -----------   ----    -----------  ----
TOTAL OPERATING EXPENSES                  3,115,008   2530%     984,480    190%     2,130,528   216%
                                        -----------  -----  -----------   ----    -----------  ----
LOSS FROM OPERATIONS                     (3,388,704) -2753%    (991,323)  -191%    (2,397,381)  242%

OTHER INCOME AND (EXPENSE)
   Interest income                            6,725      5%          --      0%         6,725   100%
   Interest expense                          (1,334)    -1%     (40,472)    -8%        39,138   -97%
   Loss on conversion of debt                    --      0%          --      0%            --   100%
                                        -----------  -----  -----------   ----    -----------  ----
TOTAL OTHER INCOME (EXPENSE)                  5,391      4%     (40,472)    -8%        45,863  -113%
                                        -----------  -----  -----------   ----    -----------  ----
NET LOSS                                 (3,383,313) -2748%  (1,031,795)  -199%   (2,443,244)   228%
                                        ===========  =====  ===========   ====    ===========  ====

                                                                                    CHANGE FROM
                                           Nine Months Ended September 30,         PREVIOUS YEAR
                                        --------------------------------------  ------------------
                                            2006                2005
                                        -----------         -----------
                                                      AS %                AS %
                                                      OF                  OF    $ INCREASE /
                                             $       SALES       $       SALES   (DECREASE)    %
                                        -----------  -----  -----------  -----  ------------  ----

Sales                                   $ 1,299,125   -328% $   936,790     72% $    362,335    39%
Cost of goods sold                        1,462,495  -1132%     973,588     67%      488,907    50%
                                        -----------  -----  -----------    ---  ------------  ----
GROSS MARGIN                               (163,370)    61%     (36,798)    23%     (126,572)  344%

COSTS AND EXPENSES
   Sales and marketing                    2,432,624    314%     367,513     15%    2,065,111   562%
   General and administrative
   (including stock based compensation
   expense of $773,991 and $109,103)      4,677,927    463%   1,427,099     31%    3,250,828   228%
   Research and development               1,557,075    450%     612,270     39%      944,805   154%
                                        -----------  -----  -----------    ---  ------------  ----
TOTAL OPERATING EXPENSES                  8,667,626    407%   2,406,882     28%    6,260,744   260%
                                        -----------  -----  -----------    ---  ------------  ----
LOSS FROM OPERATIONS                     (8,830,996)   368%  (2,443,680)    28%   (6,387,316)  261%

OTHER INCOME AND (EXPENSE)
   Interest income                           59,574    100%          --    100%       59,574   100%
   Interest expense                         (67,066)  -171%     (83,747)   125%       16,681   -20%
   Loss on conversion of debt            (1,038,743)   100%          --    100%   (1,038,743)  100%
                                        -----------  -----  -----------    ---  ------------  ----
TOTAL OTHER INCOME (EXPENSE)             (1,046,235) -2281%     (83,747)     8%     (962,488) 1149%
                                        -----------  -----  -----------    ---  ------------  ----
NET LOSS                                 (9,877,231)   420%  (2,527,427)    26%  ($7,349,804)  291%
                                        ===========  =====  ===========    ===  ============  ====

          SALES

     Sales were approximately $123,000 and $1,299,000 during the three and nine months ended September 30, 2006 as compared to approximately $519,000 and
$937,000 during the comparable periods from 2005. The decrease in sales in the three month period is primarily lower demand for our products due to ordering difficulties with Wal-Mart and seasonality issues. In the three months ended
September 30, 2006, we experienced an order drop off with Wal-Mart which was the result of several factors including issues with moving our product's placement in the MP3 case, its movement to the new MP4 case and a lack of co-ordination between Wal-Mart purchasing and the local stores. These three issues resulted in a lack of system generated orders of our product and required significant manual intervention by Wal-Mart. That situation was resolved late in the third quarter and we do not expect it to be an issue going forward.

     At September 30, 2006, Wal-Mart accounted for approximately 76% of the gross accounts receivable and represented approximately 82% and 97% of our revenues for the three and nine months ended September 30, 2006, respectively.
At September 30, 2005, Wal-Mart accounted for approximately 77% of the gross accounts receivable and represented approximately 93% and 87% of our revenues for the three and nine months ended September 30, 2005. As a result, for the periods being reported, we were materially dependent upon this customer for our revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, especially Wal-Mart, would have a material adverse effect on our results.

     All of our sales to Wal-Mart during 2006 and 2005 were of our ZVUE 200 model, which was the sole product sold. We are in the process of replacing the
Model 200 with the Model 250 as well as introducing the ZVUE MP3, however, there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200. The failure of these events to occur would significantly impact our future sales.

     Approximately 100% and 98% of our sales for the three and nine months ended
September 30, 2006 were to customers in the United States of America; the remaining percentage were principally to customers in Australia. This compares to approximately 98% and 97% for the three and nine months ended September 30,
2005.

          COST OF GOODS SOLD AND GROSS MARGIN

     The decrease in cost of goods sold during the three months ended September
30, 2006 as compared to the prior year is primarily the result of lower sales in the quarter as compared to the prior year partially offset by royalties for licensed content and valuation allowance for inventory. The increase in cost of goods sold during the nine months ended September 30, 2006 as compared to the prior year is primarily the result of increased sales of the product, royalties for licensed content and valuation allowance for inventory.

     We expect to stop shipping the ZVUE model 200 in the middle of the fourth quarter and replace it with the Model 250. That product exchange has resulted in obsolescence reserves and the write off of returned inventory related to the old product.

     We purchase our products from Eastech Electronics (Taiwan) Inc., a contract manufacturer located in Taiwan that is the sole manufacturer of our ZVUE product. Purchases during the three and nine months ended September 30, 2006 from Eastech were approximately $0.3 million and $2.3 million, respectively.
These compare to purchases of approximately $0.4 million and $0.8 million, respectively for the three and nine months ended September 30, 2005.

     We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMP's which is subject to a manufacturing agreement which expires in January 2007. Eastech manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. This arrangement greatly reduces our cash needs. However, these terms are expected to change and that may require us to begin to make advance payments for our purchases of inventory and components. We began that process in the second quarter with an advance payment of $408,000 to our manufacturing partner for the purchase of screens for our media player. The advance payment is recouped through the purchase of completed units. On September 30, 2006, we had a remaining balance of $333,000 related to this advance. Our present relationship gives us both the production capacity and buying power of a much larger company. We do not have alternative financing available and do not maintain a revolving line of credit for purchases.

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

     Gross margin was negative for the three and nine months ended September 30,
2006 as a result of product returns and obsolescence partially offset by our control of the expense related to production of our handheld media player. We cannot guarantee that we will have positive gross margins in the future. We have historically experienced a negative gross margin as a result of expenses related to the introduction of the product into retail distribution, the subsequent expansion of the product's distribution and the effect of higher component costs associated with low-volume production. We expect that the basic product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single-use contracts.

          SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition-related costs. The increase in these expenses in the three and nine months ended September 30, 2006 as compared to the same period from the previous year is directly related to sustaining marketing for the currently shipping version of the ZVUE product (Model 200) and market introduction costs for the upcoming versions of the ZVUE product Models 250 and MP3. We expect to continue to increase marketing and development efforts in the future as new versions of the ZVUE are introduced, and as a result expect this class of expenses to continue to increase.

          GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, non-cash stock based expenses, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of restricted common stock and common stock options to employees and contractors, which was approximately
$677,000 and $1,640,000 in the three and nine months ended September 30, 2006 as compared to approximately $154,000 and $372,000 in the three and nine months ended September 30, 2005, respectively. In February 2006, our Board of Directors accelerated the vesting of all outstanding options as of December 31, 2005. As a result of the decision by the Board,

approximately 828,000 options became vested as of December 31, 2005 and the
Company recognized all of the remaining intrinsic value in the underlying options. The expense in 2006 is primarily related to the issuance of common stock to employees and other service providers.

     Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

          RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses is primarily the result of the development work on the newest versions of the ZVUE product. Also, as a result of our product focus, we engaged additional third party consultants and made other investments to enhance our product offerings. These actions also accounted for the increase in research and development expenses for the three and nine months ended September 30, 2006 as compared to the previous period.

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

          INTEREST INCOME

     Interest income of approximately $7,000 and $60,000 for the three and nine months ended September 30, 2006 relate to deposits in our depository accounts as a result of funds generated by the private placement concluded in February 2006 and the secondary stock offering in August 2006. We did not record any interest income during 2005.

          INTEREST EXPENSE

     Interest expense of approximately $1,000 and $67,000 for the three and nine months ended September 30, 2006 were directly related to the interest payable on notes and other borrowings which we have entered into to fund our operations.
These amounts compare to approximately $40,000 and $84,000 for the three and nine months ended September 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006, the Company had a cash and cash equivalent balance of approximately $3.9 million and a working capital of approximately $2.9 million. Net cash used in operations was approximately $8.1 million for the nine months ended September 30, 2006 as compared to net cash used in operations of approximately $1.7 million for the nine month period ended September 30, 2005.
For the nine months ended September 30, 2006, the Company used cash to fund the
Company loss of approximately $9.9 million offset by non-cash items such as expenses related to the issuance of common stock, common stock options and warrants to employees and service providers of approximately $1.6 million as well as a non cash loss on conversion of debt of approximately $1.0 million.
There were also changes in assets and liabilities of approximately $979,000.

     Net cash used in investing activities in the nine months ended September
30, 2006 was approximately $443,000 as compared to net cash used in investing activities of approximately $7,000 for the nine month period ended September 30,
2005. For the nine months ended September 30, 2006, the primary use of the cash for investing was to purchase tooling used in the manufacture of our media players and the acquisition of software licenses.

     Net cash provided by financing activities in the nine months ended
September 30, 2006 was approximately $12.2 million as compared to approximately
$1.7 million for the nine month period ended September 30, 2005. The completion of the private placement in February 2006 resulted in gross proceeds to the company of $7,605,000 and a payment of $546,000 in offering costs. The company also concluded a secondary offering of units (one common share and one five-year warrant to purchase a common share) to investors in August 2006 which resulted in gross proceeds to the company of approximately $5.8 million which were offset by total offering costs of approximately $1.1 million. For the nine month period ended September 30, 2005, the primary source of cash was loans from related parties.

     Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with
Eastech. We are seeking additional equity and/or debt financing to sustain our growth strategy. We believe that based on our current cash position, the just completed secondary offering, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through June 2007. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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
For a more complete list of risks and uncertainties, see our Prospectus on Form
424B4 (Registration No. 333-133550) filed on August 16, 2006.

     SINCE WAL-MART REPRESENTS APPROXIMATELY 97% OF OUR REVENUES, AND WAL-MART
HAS ONLY PURCHASED A SINGLE MODEL, IF THEY WERE NO LONGER OUR CUSTOMER, DEMANDED
DIFFERENT TERMS, OR DID NOT ACCEPT OUR FUTURE PLANNED MODELS, THAT WOULD HAVE A
NEGATIVE IMPACT ON OUR REVENUES.

Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 97% of our revenues during the nine months ended September 30, 2006. While we plan to aggressively market the ZVUE to other major retailers, other major retailers may not take on the
ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

All of our sales to Wal-Mart, our largest customer during 2005 and 2006, were of our ZVUE 200 model which had been our sole product sold. We expect the majority of our orders shipped to Wal-Mart during 2006 to be of our ZVUE 200 model. While we are in the process of introducing the ZVUE MP3 and replacing the Model 200 with the Model 250, there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commences, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200.

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

     WE FACE INTENSE COMPETITION FROM BOTH PMP MANUFACTURERS AND CONTENT
DISTRIBUTORS AND IF CUSTOMERS DO NOT CHOOSE OUR PRODUCTS OR OUR CONTENT DELIVERY
METHODS, PRICING, OR OFFERINGS OVER THOSE OF OUR COMPETITORS, THEN OUR REVENUES
WOULD BE NEGATIVELY IMPACTED.

The handheld entertainment market in which we operate, which includes portable video players, portable stereos, game players, MP3 and CD players and, to a limited degree, personal digital assistants (PDAs) and wireless phones, is very competitive. The content delivery business in which we operate also is very competitive. Consumers have many devices to choose from and many content providers to choose from, such as Apple, Microsoft, Napster, Musicmatch,
RealAudio, and Wal-Mart, and we must compete with these devices and services in order to sell our ZVUE PMPs and generate revenues from content, including video content.

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

     IF CONSUMERS DO NOT EMBRACE OUR PRODUCTS OUR REVENUES WILL DECLINE.

During 2005 and 2006, nearly all of our revenues were derived from sales of just a single product, ZVUE Model 200. As such, consumers may not accept our new products which we plan to introduce and on which future revenues rely, or adopt our content services. Our financial success will depend largely on our ability to quickly and successfully establish, maintain and increase sales of our new products, including through untested new retail channels of distribution. We have assumed that there is substantial and growing consumer demand for PMPs priced between $99 and $299, on which assumption our business model is substantially reliant. Because our distribution to date has also been largely concentrated in Wal-Mart, a single large well-established retail chain, representing approximately 94% of our 2005 revenues, our products and content may not achieve the mass market appeal and success on which we have based our plans. Our success is significantly dependent upon the accuracy of our price and positioning assumptions and various other assumptions including design, functionality, and consumer acceptance.

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

ITEM 3- CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (September 30,
2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the three month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect,

our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6- EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

NUMBER                                EXHIBIT TITLE
------   -----------------------------------------------------------------------
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

                                        HANDHELD ENTERTAINMENT, INC.

                                        BY: /s/ JEFF OSCODAR
                                            ------------------------------------
                                        Jeff Oscodar
                                        Director, Chief Executive Officer &
                                        President

                                        BY: /s/ WILLIAM J. BUSH
                                            ------------------------------------
                                        William J. Bush
                                        Chief Financial Officer (Principal
                                        Accounting Officer)

                                        DATE: NOVEMBER 14, 2006

                               INDEX TO EXHIBITS:

NUMBER                               EXHIBIT TITLE
------   -----------------------------------------------------------------------
 31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
 31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
 32.1    Certification of Chief Executive Officer & Chief Financial Officer
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

