Form 10KSB
period 2006-12-31
HANDHELD ENTERTAINMENT, INC.
filed 2007-04-02
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File No. 001-32985

HANDHELD ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware	98-0430675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 Bryant Street, Suite 403 San Francisco, California	94107
(Address of principal executive offices)	(Zip code)

(415) 495-6470
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:	Common Stock, par value $0.0001 per share and Warrants to Purchase Common Stock at an exercise price of $6.06 per share

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer’s revenues for its most recent fiscal year: $3,779,692.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of March 30, 2007 was approximately $44,736,000.

As of March 30, 2007, 16,267,717 shares of Issuer’s common stock were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes ☐   No ☒

HANDHELD ENTERTAINMENT, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Forward-Looking Information

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Legal Proceedings” and “Management’s Discussion and Analysis and Plan of Operation,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

Item 1- Description of Business

Corporate History

We were organized in the state of Nevada on February 3, 2003 as Vika Corp. On February 8, 2006, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of reincorporating in the state of Delaware. On February 10, 2006, HHE Acquisition, Inc., our newly formed wholly-owned California subsidiary, merged with and into Handheld Entertainment, Inc., a private California corporation. Upon closing of the merger Handheld Entertainment, Inc. became our wholly-owned subsidiary and we succeeded to Handheld Entertainment, Inc.’s line of business as our sole line of business. In connection with the merger, Handheld Entertainment, Inc. changed its name to “HHE Corp.” and we changed our name to “Handheld Entertainment, Inc.” On April 12, 2006, HHE Corp. merged with and into us. On August 14, 2006, we affected a 1.45-for-1 reverse stock split.

Overview of Our Business

Our mission is to provide 18-35 year olds with video entertainment content on all screens that matters to them.  Our library of video content comes to us from both our network of user generated video sites, which have over 500,000 videos that are generated by users and our commercial content partners who have contracted with us to provide us with 12,000 commercially produced videos.  We currently provide this video content to approximately 13.7 million unique visitors per month (in January 2007) through a network of websites most of which we have acquired through acquisitions.

We have acquired dorks.com, funmansion.com, yourdailymedia.com, putfile.com and unoriginal.co.uk; we have built zvue.com, our commercial web site, and FreeStuff! our own user generated site.   Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Showtime, International Marketing Group, Canadian Broadcasting Corporation and many others.  We also have over two million songs available for download through our strategic partnerships with content providers, eMusic and Rhapsody.

Our goal is to provide all of this content, both commercial and user generated, to our audience on PCs and mobile devices, which we believe are the screens that matter to them the most.  Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to these websites by selling handheld players and pre & post roll, skyscraper and banner ads.

In addition to our digital media business, we produce our own portable media devices which are sold in mass market distribution under our ZVUE brand.  We manufacture products that are value priced and focus on price points below $149.

We also believe that we can capitalize on the synergy between our portable digital entertainment products and our related digital content. We offer consumers access to a large and growing library of audio and video digital content, which integrates with our easy to use mobile devices offered at a compelling value. Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from DRM protected commercial content downloaded from our commercial site, ZVUE.com, to user generated content from the “Free STUFF!” section of ZVUE.com, as well as from Dorks.com, Putfile.com, FunMansion.com, YourDailyMedia.com and Unoriginal.co.uk.

We presently sell the ZVUE 250 model of our media player with a suggested retail price of $99, as well as a MP3 player which comes pre-loaded with music content provided by Sony BMG. In January 2007, we announced a new media player, the ZVUE 260, which is the smallest and lightest ZVUE yet. At 4.16- X 2.4- X 0.5-inches and 3.93 ounces, the ZVUE 260 PMP is comparable to the video iPod in thickness (6/100ths of an inch longer and 7/100ths of an inch thicker), yet weighs close to an ounce less (3.98 ounces versus 4.8 ounces, respectively). The ZVUE 260 features a 2.5-inch active matrix Thin Film Transistor (TFT) backlit screen and supports videos running at up to 30 frames per second (fps) at resolutions of up to 320X240 pixels as well as being the first ZVUE to feature a built-in audio speaker. Entry-level configurations of the Model 260 have a $99 suggested retail price and are expected to be available in mid-2007.

Our media players are sold in more than 2,200 Wal-Mart stores in the United States, InMotion stores, as well as retail store websites, including Amazon.com and Walmart.com. We have approximately 500,000 media files available for download, consisting of music video, news clips, television shows, short films and feature-length films, and rights to more than 12,000 additional media files.

All traffic estimates in this document are internal estimates based on Google Analytics unless stated otherwise.

Recent Developments

Private Placement

On January 17, 2007, we sold in a private placement 1,276,666 shares of common stock, warrants to purchase 957,500 shares of our common stock at an exercise price of $3.50 per share and warrants to purchase 957,500 shares of our common stock at an exercise price of $4.00 per share, for aggregate gross proceeds of $3.8 million. The private placement was offered to accredited investors pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

NASDAQ Marketplace Rule 4350(i)(1)(D)(ii), requires a company to obtain shareholder approval prior to the issuance of 20% or more of its shares of common stock outstanding before the issuance, if such issuance is for less than the market value of the stock. It was determined that the original liquidated damages provision contained in the warrants issued in the private placement could have resulted in the issuance of a number of shares equal to more than 20% of our outstanding shares of common stock, at a price less than the market value of the stock. On January 29, 2007, we were advised by the staff of the NASDAQ Stock Market that we regained compliance with this rule, upon amending the liquidated damages provision contained in the warrants issued in the private placement.

Under the terms of the subscription agreement with investors, we were required to file a registration statement by January 31, 2007, which we did, and obtain its effectiveness by March 15, 2007. If we were unable to complete these conditions, the exercise price of the $3.50 warrant would be reduced by 20% on March 15, 2007 and 10% for every month thereafter. As of March 15, 2007, we did not meet the effectiveness condition and as a result the exercise price of the $3.50 warrant was reduced by 20% to $2.80.

Acquisitions

On March 26, 2007, we acquired certain assets from Gareth Coote, including all of the assets and business of UnOriginal.co.uk , an internet website that aggregates user-generated content and is based in the United Kingdom. The purchase price for the assets and business of UnOriginal.co.uk was comprised of a combination of $250,000 in cash payable over 15 months beginning April 1, 2007 and $250,000 of our restricted common stock based on the five day average of the closing price preceding the close of the transaction or 92,456 shares. The site, which in February 2007 attracted approximately 900,000 unique monthly visitors, is currently generating ad-based revenues. Additionally, the Company and Mr. Coote entered into a 18 month consulting agreement whereby the Company agreed to pay Mr. Coote $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited from Gordon and Robert Page (the “Sellers”). Putfile Limited operates a leading free digital media website, Putfile.com, featuring user-generated content. The purchase price of $7.08 million for Putfile Limited was comprised of a combination of approximately $1,080,000 of cash and $6,000,000 of our restricted common stock (2,092,050 shares). The site, which in January 2007 attracted approximately 9.5 million unique monthly visitors, at the time of acquisition, was generating ad-based revenues. As part of the purchase agreement, the Company and the Sellers entered into an escrow agreement whereby $100,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for one year for any post closing indemnity claims. To date, no claims have been identified. Additionally, the Company and Gordon Page entered into a 2 year consulting agreement whereby the Company agreed to pay Mr. Page $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

Corporate Governance

With the resignation of Harvey J. Kesner from our board of directors on October 31, 2006, we had less than a majority of independent directors on our board and therefore were not in compliance with NASDAQ Marketplace Rule 4350(c)(1). On February 1, 2007, following our appointment of Robert B. Austrian to our board of directors, we were informed by the NASDAQ Stock Market that we regained compliance.

On February 16, 2007, the Company announced in a press release that it received a staff deficiency letter from The NASDAQ Stock Market (“NASDAQ”) on February 12, 2007, with regard to compliance with NASDAQ Rule 4310(c)(17). As a result of the recent PutFile.com acquisition announced February 6, 2007, NASDAQ informed the Company that the issuance of shares in connection with the acquisition caused the Company to be in non-compliance with the requirement that a “Notification Form: Listing of Additional Shares” with respect to 2,092,050 shares issued in connection with that acquisition be submitted, with supporting documentation. The Company remains out of compliance and has undertaken to provide all notices and documentation requested by NASDAQ.

Market Overview: Digital Media Content and Portable Media Players

Our strategy is to deliver exciting and relevant content to the screens that our customers are most likely to use - Personal Computer’s (“PC’s”), mobile phones and handheld devices (PMPs). To achieve our strategy, we are in the process of developing our content business by aggregating user-generated content and licensing premium content. This content is available for playback on both PCs and portable devices such as PMPs and some mobile phones. Additionally, we distribute PMPs under our ZVUE brand which strengthens our content relationships and generates highly qualified leads for our content business, through the purchase and download of video content, promotional by those devices. Below we describe the key aspects of this strategy.

Digital Media

Aggregating and distributing digital media, both professionally produced and user generated, that consumers can legally download is a major focus of our Company’s business plan. Digital content delivered online for PCs, mobile phones and PMPs and other portable devices grew dramatically in 2006, and analysts expect this trend to continue. According to Informa Media and Telecoms, sales of online film revenues alone are predicted to grow to over $3.6B in 2010. Additionally, IDC, an analyst group, has predicted that sales of online content for PMPs will reach over $15B by 2009.

Our network of content websites, including ZVUE.com, Dorks.com, Putfile.com, FunMansion.com, YourDailyMedia.com and UnOriginal.co.uk., have more than 500,000 media files for download, consisting of music video, news clips, television shows, short films and feature-length films, and rights to more than 12,000 additional media files in many genres including teens, children and independent films. Our network attracted approximately 13.7 million unique visitors in January 2007.  In addition, we have music partnerships that offer over two million songs both from mainstream and independent labels.

We believe that providing premier downloadable content combined with high quality user generated content is one of the keys to distinguishing us from our competitors. Our goal is to provide at all times at least 1,000 hours of free downloadable video content. We expect the remainder of our content to be either free with advertising or available for download at competitive prices.

We believe that extending the reach of our content beyond the PC to mobile devices is a key to our strategy.  We therefore offer our content in formats that are appropriate for such devices and leverage our expertise with such products (discussed in more detail below under “Portable Media Players”).  Providing our content on mobile devices also allows us to grow our audience by providing content to users of such devices. We believe that in order to succeed in consumer digital media markets, companies should provide mass-market consumers with a complete solution that integrates content with relevant screens — PC, mobile phone or handheld devices.

While early adopters will know where to find digital content and how to use it on a PMP, we believe that mass-market consumers will be quicker to adopt a device if they can immediately begin using it with digital media. Apple has demonstrated this behavior with iTunes. We offer consumers a service that provides content, not only to our PMP devices, but all devices which utilize the key protocols including Windows Media Viewer (“WMV”) and Windows 5.0 thus completing the solution for all media devices that can use the service.

Our focus is to combine high quality premium content with a large library of user generated content, provide that content to both PC’s and mobile devices and then monetize the traffic which we can drive to our network of websites through organic and non-organic means. We expect that this content combined with ad-based revenue will allow us to become cash flow positive in the fourth quarter of 2007.

Our network of sites for video-on-the-go will have three main components that drive the business model:

•	Free Content - hundreds of titles in multiple genres that are free to consumers and promote for-pay offerings.

•
Pay ‘n Play (download per title, to buy or rent) - thousands of titles in a download store in all genres, competitively-priced and easily browsed or searched for, previewed, purchased, and transferred to the PMP device.

•
Subscription service - top-tier content providers each providing up to one hour per day of diverse programming, totaling approximately twenty hours per day and six hundred hours per month of new content, all available for download at one low monthly price. The service is conceived of as a “basic cable-style” service that will offer fresh, exciting content for portable media every day, and concurrently promote the larger Pay ‘n Play library. We believe this concept will be of great value to the Company as a highly durable and predictable revenue stream as well as an outstanding value proposition to the customer by providing new, diverse programming easily and affordably on a daily basis.

We believe that we have a competitive offering of video content available for download. For the most part, our premium video content cannot be downloaded for use on Video iPods because Apple has embedded copy-protection encoding that prevents Video iPod users from downloading DRM protected video content that has not been encoded with Apple’s proprietary codec. However, our video content that is available without charge (i.e., MPEG-4 without DRM) is available to Video iPod users. We expect this availability to drive more users to our website and for this increased traffic to generate additional advertising and other revenues.

We continue discussions with numerous major content owners such as major record labels, sporting event producers and independent video producers. Our growing number of partnerships enables us to provide thousands of music videos, television shows, movies, commercial sporting events, and other content of every genre and for all age groups, other than pornography, which we do not plan to offer.

As we expand our distribution into the European market through our acquisitions including Putfile.com, YourDailyMedia.com and UnOriginal.co.uk, we will seek to localize our content with a view to speeding adoption of our products in European markets. We believe that the ad rates in Europe and especially the United Kingdom are superior to those in the United States and offer us a unique opportunity to drive revenue through these sites.

Portable Media Players

Design and Manufacture PMP Products at Mass-Market Prices

We launched our first ZVUE product in December 2003. The ZVUE is a compact unit with a mass-market suggested retail price of $99. It plays audio and video in multiple formats and displays JPEG images. Users can play content from a wide range of sources. The ZVUE can play video files in MP4, AVI, and Windows Media Video with DRM, as well as MP3 and Windows Media Audio with DRM for audio and JPEG photo images.

Content is stored on removable Flash memory cards (SD), which we believe make the ZVUE more rugged and problem-free than competing hard-drive devices. The ZVUE is currently shipped with a 128 megabyte SD card that can hold 90 minutes of video or approximately two and a half hours of high-quality audio. We expect future versions of the product to ship with up to 1 MB of SD memory. Additionally, memory capacity may be increased by purchasing additional commercially available memory cards. The usage of flash memory allows us to offer customers the maximum amount of memory at affordable prices and allows them to upgrade their memory as their needs require allowing them to take advantage of declining SD memory prices.

The ZVUE supports both secure Windows Media Audio as well as secure Windows Media Video, for both download purchase and subscription. This means that ZVUE users can purchase and download legal content.

The ZVUE has been well received by reviewers and commentators. It has been featured in numerous publications, including Time, the Wall Street Journal, Rolling Stone, and Wired, and on television shows such as “Live with Regis and Kelly” and ABC’s “Tech TV,” as well as on the E! Entertainment channel and MTV.

New Products

In January 2007, we announced a new media player, the ZVUE 260.  At 4.16- X 2.4- X 0.5-inches and 3.93 ounces, the ZVUE 260 is comparable to the video iPod in thickness (6/100ths of an inch longer and 7/100ths of an inch thicker), yet weighs close to an ounce less (3.98 ounces versus 4.8 ounces, respectively) which is the smallest and lightest ZVUE yet. The ZVUE 260 features a 2.5-inch active matrix TFT backlit screen and supports videos running at up to 30 frames per second (fps) at resolutions of up to 320X240 pixels as well as being the first ZVUE to feature a built-in audio speaker. Entry-level configurations of the Model 260 have a $99 suggested retail price and are expected to be available in mid-2007. We manufacture products that are value priced and focus on price points below $149.

All our products offer standard expansion ports such as SD, which take expansion memory such as flash memory (up to 8 gigabytes).

Few companies are providing both devices and content to the PMP market. The leader in this regard is Apple, in that owners of its iPod devices are able to download music and video recordings from its iTunes site. We believe that Apple’s success in this regard validates our model. Our hardware strategy is to design and manufacture products that are:

•	Affordable (in other words, costs $149 or less) by sourcing high volume components;

•	Easy to use; and

•	Distributable through mass-market retailers.

Affordability

We believe that price is the most important factor in determining how quickly a new consumer product is adopted. As Parks Associates, an analyst firm has noted:

“A recent survey found that 73% of Internet users would buy PMPs if they cost below $200. Parks Associates surveyed the price elasticity of the portable media player market. At the price level above $500 only 11% of respondents would buy a device. However, 73% would buy a PMP if the price was below $200. In addition, the below-$200 price point is also where the industry revenue would maximize.”

By establishing the original ZVUE at an MSRP of $99 and our ZVUE MP3 player at $69.99, we have sought from the outset to address this issue. Our low price was key to our ability to expand our current distribution to over 2,200 Wal-Mart stores. This low price strategy, which is based on a combination of utilizing low cost SD flash memory and high volume components, has allowed us to establish ourselves in the mass market. We expect the PMP market to expand with a gradual decrease in the average selling price and our current product plan is to maintain an average price well below the industry average.

Ease of Use

To gain widespread acceptance, a consumer product must be easy to use. This has been a challenge to PMP makers, with consumers complaining of various problems, most commonly hard-drive failures and inability to easily transfer and play content. Until now, the use of media managers and transcoding tools in conjunction with video content has not been as seamless and ubiquitous as the tools that Apple, REAL, and Yahoo have used in music PMPs. To this end we have developed Zapp, our free and easy to use proprietary transcoding software which we believe substantially, improves the user experience in managing digital media files.

We provide users of our products free access to ZApp Media Manager, which allows them to convert and copy media. This software, released in December 2006, makes finding, transferring, and playing content simple. ZApp Media Manager is designed to be used on its own or with any other media manager. ZApp finds all the user’s music, pictures, and video on the user’s PC, regardless of the manager employed, and then presents the user with a list of that media and assists the user in transferring that media to the user’s ZVUE. ZApp hides the complexity of formats, folders, files, downloading, and such from the user and allows the user to seamlessly find and transfer content from any source. ZApp Media Manager will also allow any needed DRM management, memory management, and format conversion to be performed without being visible to the ZVUE user.

From our inception, we have been dedicated to creating PMPs that are easy for mass-market consumers to use. Our new software that will ship with our new modules increases ease of use. For the most part, this technology may be easily incorporated into the existing products via download from our website, making such products as easy to use as the newer products.

Mass Market Product Distribution

Our strategy requires that we have a strong mass-market retail presence. The ZVUE is already sold in over 2,200 Wal-Mart stores and 125 InMotion stores, and we expect that number to grow. Our products can also be found on many Internet retail sites such as Amazon.com. In addition, Sony BMG uses its sales force to sell the products which we create with them, such as the MP3 player that we launched with them in the fourth quarter of 2006 which was bundled with their greatest hits of 2006. By leveraging their sales force for such products, we can effectively reach all major retailers with little expenditure of our own resources. We are in discussions with many major consumer electronics retailers in the United States as well as several in Europe although no assurance can be given that any of these discussions will lead to definitive agreements.

Our PMP business drives qualified traffic to our web sites.  Anyone who buys one of our PMP products is directed to our site by in-package materials and again during online product registration.  As our content service is designed to be a stand-alone business that fulfills the needs of all portable device owners, it is promoted through various marketing methods that guide potential users to the website and allow them to purchase the content and services found there.  Our network allows ZVUE users as well as owners of other PMP devices to download popular music and video content, including music videos, cartoons, television shows, feature-length movies, educational content, and much more.

Competition

We believe that combining both commercial and user generated content and providing that content on both PCs and mobile devices distinguishes us from our competition.  Today, most video oriented web sites provide either user generated content (such as YouTube) or commercial video (such as iTunes).  We believe that by combining the best of both genres and making that content easily accessible on portable devices, we can give our audience the best of what they want, when they want it and how they want it delivered.

Our complete solution and our commitment to content distinguishes us from our hardware competitors. Today only Apple with the iPod, Microsoft with Zune and Sony with the PSP represent other device makers who include significant content as part of their strategy. Both companies enjoy greater branding and market share, and have access to significantly greater resources than we do. However, they also have limitations that provide opportunities for us to exploit.

The ZVUE is the only device, which we are aware of, priced under $150 that utilizes Windows Media with DRM, which is crucial to Tier 1 content providers’ participation. In the future, with our experience with efficient consumer electronics design, we expect to continue to pack features into our products that we believe will represent the some of the best in terms of value and affordability quotients in the industry.

iTunes’ for-pay content, as well as content from the Zune store, are secured by proprietary DRM’s. As a result, this content cannot be accessed by competitive devices in the portable media market. Our Company services those customers by providing both devices and content with affordable consumer prices and great diversity.

Sony, by contrast, seems focused more on the gaming sector of the market and less on video. With costly proprietary storage and expensive, limited content available in those formats, the PSP is generally considered to be more difficult to use for video, and more limited in its video options.

The ZVUEs are focused devices coupled with a content service for portable media dedicated to ease of use, both in the device itself and in the content acquisition experience. We are working to continue to improve the users’ experience in these areas, and are dedicated to keeping our content services easy to use with our PMP products. Offering content and products that are user friendly, at the some of the lowest prices in the industry for products with similar capabilities, is our strategy for competing successfully with the larger companies.

Our competitors, other than Apple and Microsoft, are pure hardware companies and appear to remain focused solely on hardware. We believe this hardware focus creates an opportunity for us to provide a complete solution for the mass market.

Competitive Advantage

We believe that our complete-solution strategy and low product prices position us well against our competitors. Large consumer electronics companies may find it difficult to compete in our price range over the short term because of long product design cycles. By then, we believe that we will be sufficiently well-established to compete effectively with them.

Most of our competitors are currently building higher-priced, feature-rich products that are not targeted at the mass market. In this regard, our competitors are following the traditional product strategy of first producing high-priced, low-volume products that are aimed at “early adopters.” To compete with our product and content offerings, these electronics companies would also have to develop additional competencies, for example, content delivery.

Consumer electronics companies’ product plans are developed years in advance. Any abrupt change to production of mass-market devices ahead of schedule may require that a Company’s current products be abandoned, which could potentially damage its relations with retailers.

As a result, we believe it is unlikely that any of the major electronics companies will in the next several months decide to launch a line of much lower-priced products or start developing content-delivery expertise. We believe it is unlikely that they will be in a position to design and distribute any new products for the mass market until at least the fourth quarter of 2007, and perhaps longer. And in the event that such competitors appear, we will seek to develop content partnerships with them so that we can provide content to their customers. Consequently, we expect that by the time competitors enter our category, we will be well-established.

Dependence on Major Customers

Wal-Mart accounted for 97% of our revenues in the year ended December 31, 2006.

Technology

We have invested considerable resources in developing our own firmware that provides compression with high playback quality and incorporates strong digital rights management protection. Our firmware enables us to use low-cost components, providing our customers with lower-priced products.

From the outset, our ZVUE player was designed and built to deliver high-quality and robust features at a very low price point. The architecture and the selection and sourcing of every component in the ZVUE are instrumental to our being able to bring to market an attractive product at a price point that permits rapid consumer adoption.

Aggregate research and development expenses during the years ended December 31, 2006 and 2005 were $2,381,429 and $992,821, respectively.

Proprietary Rights and Licenses

We filed a U.S. provisional patent application in November 2004. Patent Cooperation Treaty (PCT) patent application serial No. PCT/US04/32296 was subsequently filed and claims priority from the provisional patent application filing date. The PCT application entered National Phase on March 29, 2006. Upon entry into the National Phase, we have the option of submitting one or more U.S. patent applications based upon the PCT application, and having as its priority date, the filing date of the provisional patent application, as well as submitting patent applications in the respective patent offices of any of the PCT contracting states, all based upon the PCT patent application. The terms of any patents claiming priority to this PCT patent application will extend 20 years from the priority date. We also filed U.S. design patent application serial No. 29/214,319, which has been allowed and for which the issue fee has been paid. The term of this patent will be for 14 years from its issue date. We are currently waiting for the Notice of Issuance for this patent application. We may file additional applications with respect to certain proprietary technology we have developed. We cannot, however, be certain that the patents sought will be granted, and we cannot be certain that the patent filings will be sufficient to prevent misappropriation of our technology or other intellectual property.

We have registered U.S. trademarks for the mark ZVUE, ZTunes and for the ZVUE logo. Trademark applications for the HAND logo are pending in the U.S. and Japanese trademark offices. A trademark application for the mark ZDO and Dorks are pending in the U.S. Trademark Office.

While we believe our technology has value, we do not believe that at present it affords us a significant competitive advantage.

Employees

The Company currently has 25 employees, all of whom are full-time employees. The Company also currently engages the services of 10 consultants. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

Corporate Information

The Company’s corporate headquarters are located at 539 Bryant Street, Suite 403, San Francisco, CA 94107. The Company’s telephone number is (415) 495-6470, and its fax number is (415) 495-7708.

Investors should carefully consider the risks described below before making an investment decision. If any of the following circumstances occur, our business, financial condition or results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline and a person may lose part or all of their investment.

RISKS RELATING TO OUR BUSINESS

Since Wal-Mart represents approximately 97% of our revenues if they were no longer our customer, demanded different terms, or did not accept our future planned modes, a negative impact on our revenues would result.

Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 97% of our revenues during the twelve months ended December 31 2006. While we plan to aggressively market the “ZVUE” product line to other major retailers, other major retailers may not take on the “ZVUE” product line. Consequently, our short-term business plan depends, to a significant extent, on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

All of our sales to Wal-Mart, our largest customer, during 2005 were of our ZVUE 200 model, which had been our sole product sold. The majority of our orders shipped to Wal-Mart during 2006 were our ZVUE 200 and ZVUE 250 models, as well as our new MP3 product. We expect the majority of our orders shipped to Wal-Mart during 2007 to be of our ZVUE 250 & 260 models as well as our MP3 player.

Having virtually all of our retail business concentrated in one retailer also entails the risk that the retailer may demand price concessions and other terms that prevent us from operating profitably, and which could subject us to the risks affecting that retailer's business. In addition, Wal-Mart maintains its own pay music download service that could compete with our download business and impact sales of our PMP devices.

Eastech is the sole manufacturer of our products and, if we are unable to continue our relationship on acceptable terms, our ability to manufacture products would be significantly impaired and our revenues would be negatively impacted.

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMP and MP3 devices. Eastech presently manufactures our PMP and MP3 devices based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. However, these terms are expected to change, which may require us to begin to make advance payments for our purchases of inventory and components. We currently do not have alternative financing available and do not maintain a revolving line of credit for purchases.

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

Eastech is one of our early stage investors. In 2004, Eastech purchased 383,142 shares of our series B convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $500,000. In addition, Eastech's founder, chairman and CEO who was a member of our board of directors at the time (he resigned in November 2005), purchased 76,628 shares of our series D convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $100,000. The terms of Eastech's relationship with us may be significantly influenced by Eastech's ownership interest. We may not be able to locate replacement manufacturing or assembly facilities from independent parties that would provide payment, supply and other terms equivalent to those provided us by Eastech, particularly in light of the incentive provided by the ownership relationship which would not exist with any successor manufacturer to Eastech.

Our existing agreements with Eastech could harm our cash flows, and a default on our payment obligations would allow Eastech to foreclose and liquidate some or all of our assets.

Under these agreements, Eastech has a security interest in all of our assets (other than our patents, trademarks and copyrights). In addition, payments by our customers of our accounts receivable from the sale of our PMP and MP3 products are required to be made to an escrow account, with the proceeds from that escrow account first being distributed to Eastech so that it receives its contract-manufacturing price, with the remainder to us. A default by us on our payment obligations to Eastech, including our failure to pay Eastech its contract manufacturing price, would permit Eastech to foreclose and liquidate some or all of our assets in order to pay amounts owed, which would negatively impact our ability to conduct business.

Although we expect to achieve cash flow positive results in the fourth quarter of 2007, we have experienced losses to date, and, as of our last audit at the end of 2006, our independent registered public accounting firm expressed doubt about our ability to continue as a going concern.

Although we expect to achieve cash flow positive results in the fourth quarter of 2007, there can be no assurance that we will be able to achieve or sustain profitability or positive cash flow by such period, or at all. Based on our history of losses, our independent registered public accounting firm has stated in their report accompanying their audit of our 2006 year-end financial statements that there is substantial doubt about our ability to continue as a going concern. If consumers are slower to embrace our products than we expect, and if we are not able to generate advertising revenue as quickly as we plan we may not be able to continue operating our business.

Our business plan relies on our ability to generate significant advertising revenues from visitors to our network of websites and if we are unable to accomplish this goal a negative impact on our revenues would result.

Our revenue model for 2007 includes revenue from advertising generated by pre and post roll videos advertisements as well as banner and skyscraper ads. If we are unable to fully implement this revenue model or if the pricing for such ads is materially different than our estimates, our revenues will be negatively affected.

We face intense competition from both PMP manufacturers and content distributors and if customers do not choose our products or our content delivery methods, pricing or offerings over those of our competitors, then our revenues would be negatively impacted.

The handheld entertainment market in which we operate, which includes portable video players, portable stereos, game players, MP3 and CD players and, to a limited degree, personal digital assistants (PDAs) and wireless phones, is very competitive. The content delivery business in which we operate also is very competitive. Consumers have many devices to choose from and many content providers to choose from, such as Apple, Microsoft, Napster, Yahoo, Musicmatch, RealAudio, and Wal-Mart, and we must compete with these devices and services in order to sell our ZVUE PMP devices and generate revenues from content, including video content.

Several companies, including Apple, Microsoft, Nintendo, Nokia, Sony, SanDisk, Archos, Samsung, Toshiba and Creative Labs, have released, or announced that they are developing, handheld devices featuring digital video playback similar to that offered by us and planned in the future. We cannot guarantee that consumers will choose to purchase our PMP devices, or purchase content through our service, instead of other handheld devices or from other content companies. We also face competition from traditional media outlets such as television (including cable and satellite), radio (terrestrial and satellite), CDs, DVDs, videocassettes and others, and may in the future face competition from new or as yet unknown sources, such as broadband telephone providers. Emerging Internet media sources and established companies entering into the Internet media content market include Time Warner's AOL subsidiary, Microsoft, Apple, Google, Yahoo! and broadband Internet service providers who can be expected to be significant competitors. We expect this competition to become more intense as the market and business models for Internet video content to mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than we can and may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.

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

If our suppliers are unable to meet our manufacturer’s requirements, then we will need to reduce the number of ZVUES available to our distribution partners, which would decrease our revenues.

Our products contain components, including liquid crystal displays, memory chips and microprocessors, from a variety of suppliers. In order for us to have the ZVUE devices manufactured, these components must be available at the right level of quality and at the right price. Some components, such as microprocessors, come from single-source suppliers, and alternative sources would not be available for those components unless we were to redesign the device. Other components, such as our screens, could be obtained from alternative suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, our sole-source manufacturer, Eastech Electronics (Taiwan) Inc. (Eastech) may not be able to promptly and cost-effectively manufacture the ZVUE devices in sufficient quantities to meet our demand, which would decrease our revenues.

If consumers do not embrace our products our revenues will decline.

During 2005 and through October 2006, nearly all of our revenues were derived from sales of just a single product, the “ZVUE 200.” Since then, we have begun selling additional products, the “ZVUE 250” and our MP3 player and are planning to introduce the Model 260 in stores in June 2007. Consumers may not accept our new products, on which future revenues will rely, or adopt our content services. Our financial success will depend largely on our ability to quickly and successfully establish, maintain and increase sales of our new products, including through untested new retail channels of distribution. We have assumed that there is substantial and growing consumer demand for PMP devices priced under $149, on which assumption our business model is substantially reliant. Because our distribution to date has also been largely concentrated in Wal-Mart, a single large well-established retail chain, representing approximately 97% and 94% of our 2006 and 2005 revenues, respectively, our products and content may not achieve the mass market appeal and success on which we have based our plans. Our success is significantly dependent upon the accuracy of our price and positioning assumptions and various other assumptions including design, functionality, and consumer acceptance.

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

We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our ZVUE devices. We also believe that a strong brand, such as those offered by many competitors, offers an advantage to those competitors with better name recognition than ours. Various well-recognized brands have introduced players, and our PMP products may be viewed as late to the portable media player market, a significant competitive disadvantage. Promoting our brand will depend largely on our marketing efforts and whether we are able to secure rights to desirable content. There is no guarantee that our marketing efforts will result in increased demand for our products or greater customer loyalty, and even if they do, that we will generate increased revenues or profitability due to requirements for enhanced marketing efforts and costs to attract and retain consumers.

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

Since our products are manufactured overseas, changes in political or economic conditions in those countries could affect our ability to manufacture products in compliance with our distribution partners’ schedules.

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

The success of our products and services depends upon our interoperability and support for a variety of media formats and, to a lesser extent relating to our future plans, wireless formats. Technical formats and consumer preferences may change over time, and we may be unable to adequately address these changes or have proficiency with new and evolving formats. We may not be able to license technologies, like “codecs” — compression/decompression — or DRM - digital rights management — technology, that are introduced, which would harm consumer and developer acceptance of our products and services.

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

We may be liable for content displayed on our network of websites which could subject us to liabilities and increase our expenses.

We may liable to third parties for content available or posted on our websites, ZVUE.com, Dorks.com, FunMansion.com, YourDailyMedia.com, Putfile.com and Unoriginal.co.uk, if the music, artwork, text, video or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims by third parties resulting from content available or posted on our websites could be time consuming, result in costly litigation and divert management’s attention.

RISKS RELATING TO OUR INDUSTRY

We may be subject to risk and legal liability in connection with data collection capabilities of our products and services, resulting in damages or penalties.

Products that are interactive require communication between a client and server. To provide better consumer experiences and operate effectively, such products send information, including private data, to servers and also require that a user provide information. Companies impacted by interactive data collection and transmission over the Internet, such as us, establish and maintain a privacy policy concerning collection, use and disclosure of user data. Online privacy is an area of developing law and regulation. Failure to comply with posted privacy policy and existing or new legislation or rules concerning privacy could impact the market for our products and services, hurt our reputation with consumers, subject us to litigation, and may also lead to strict regulation of such activities.

Interpretation of existing laws that did not originally contemplate the internet could harm our business and operating results.

The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New laws, regulations, and interpretations of existing laws may increase our costs or require us to change business practices.

RISKS RELATING TO OUR COMMON STOCK

Future sales of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock or the availability of a substantial number of such shares for sale could result in a decline of prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that we deem necessary or appropriate.

  The price of our common stock is highly volatile.

The price of our common stock has fluctuated widely since it began trading on March 6, 2006 ranging from $9.50 to $1.00. Purchases or sales of a substantial number of shares by investors of our common stock, the shorting of the stock or the sale of additional shares by the Company could result in either significant daily and inter-day increases or decreases in the price of the common stock which could result in significant losses to investors.

If we cannot comply with NASDAQ Marketplace Rules, the market for our common stock may decline.

We have been out of compliance with NASDAQ marketplace rules three times since our stock was listed on the NASDAQ Capital Market in August 2006. We were able to cure the first two instances, which related to (i) our not having sufficient independent directors and (ii) issuing a number of shares of common stock in excess of 20% of our outstanding shares below the current market price of our stock. We have not cured the third instance, which relates to the issuance of a number of shares in excess of 10% of our outstanding common stock in connection with the acquisition of Putfile Ltd and the issuance of common stock outside of a shareholder approved plan. If we are unable to cure these issues timely or if an issue results in the delisting our of common stock from the NASDAQ exchange, the market for our stock may decline and investors may suffer capital losses.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

RISKS RELATING TO OUR ORGANIZATION

Our directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of our common stock, which gives them significant control over some major decisions on which our stockholders may vote and may discourage an acquisition of us.

Our executive officers, directors and affiliated persons beneficially own, in the aggregate, approximately 30.0% of our outstanding common stock. This figure does not reflect the increased percentages that the officers and directors may have in the event that they exercise options that may be granted to them under our employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. These current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our certificate of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted for stockholder vote.

Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

We are a Delaware corporation. Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult our acquisition by means of a tender offer, a proxy contest or otherwise, and the removal of incumbent officers and directors.

Item 2- Description of Property

Our principal offices are located in San Francisco, CA occupying approximately 5,500 square feet of office space. The lease term expires in November 2007. We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3- Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2006, there were no pending or threatened lawsuits that could have a material effect on our results of operations.

Item 4- Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006 to a vote of our shareholders.

PART II

Item 5- Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our stock has been traded on the NASDAQ Capital Market since August 14, 2006. From March 6, 2006 to August 13, 2006, it was traded on the Over-the-Counter Bulletin Board (“OTCBB”) market. Prior to our reverse merger in February 2006, there was no public market for our common stock and our stock had not traded on any listing or exchange.

The following table sets forth the quarterly high and low sales prices of the common stock for the year ended December 31, 2006, as quoted on the NASDAQ Capital Market after August 14, 2006 and the OTCBB for periods prior to August 14, 2006. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2006
First Quarter	$9.50	$7.03
Second Quarter	8.99	5.56
Third Quarter	6.82	1.97
Fourth Quarter	7.45	1.20

On March 30, 2007, there were approximately 625 registered holders of record of the common stock. Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2006, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	2,068,966	$0.65	167,944
Not approved by security holders	0	0.00	0
Total	2,068,966		167,944

From January 1, 2006 through August 13, 2006, prior to listing on NASDAQ, we issued 623,456 shares of restricted stock to our employees, directors and consultants pursuant to individual compensation arrangements without shareholder approval. In addition, since August 14, 2006, we issued 10,000 shares of common stock to five new employees as an inducement to enter employment with our Company without shareholder approval. Through December 31, 2006, we issued 34,243 shares of our restricted common stock pursuant to our 2003 Stock Options/Stock Issuance Plan and an additional 89,761 through March 30, 2007.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Recent Sales of Unregistered Securities

For information related to sales of unregistered securities during 2006, please see our previously filed Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

Item 6- Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Forward Looking Statement

This annual report on Form 10-KSB, and in particular this “Management’s Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance mentioned in forward-looking statements involve risks and uncertainties. Actual events or our actual future results could differ materially from those projected or assumed in such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Overview

Our mission is to provide 18-35 year olds with video entertainment content on all screens that matters to them.  Our library of video content comes to us from both our network of user generated video sites, which have over 500,000 videos that are generated by users and our commercial content partners who have contracted with us to provide us with 12,000 commercially produced videos.We currently provide this video content to approximately 13.7 million unique visitors per month (in January 2007) through a network of websites most of which we have acquired through acquisitions. These acquired web sites include dorks.com, funmansion.com, yourdailymedia.com, putfile.com and unoriginal.co.uk. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Showtime, International Marketing Group, Canadian Broadcasting Corporation and many others.

Our strategy is to deliver this digital video content to a targeted demographic (18-35 year olds) on the screens (computer, mobile phone or handheld media device) that are most relevant to them. Our goal is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to these websites by selling handheld players and pre & post roll, skyscraper and banner ads. We also believe that we can capitalize on the synergy between our portable digital entertainment products and our digital content. We believe that we offer consumers access to a large and growing library of audio and video digital content, which integrates with our easy to use mobile devices offered at a compelling value. Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from DRM protected commercial content downloaded from our commercial site, ZVUE.com, free to user generated content found on the “Free STUFF!” section of ZVUE.com, as well as from Dorks.com, Putfile.com, FunMansion.com, YourDailyMedia.com and Unoriginal.co.uk.

We presently sell the ZVUE 250 model of our media player with a suggested retail price of $99, as well as a MP3 player which comes pre-loaded with music content provided by Sony BMG. In January 2007, we announced a new media player, the ZVUE 260, which is the smallest and lightest ZVUE yet. At 4.16- X 2.4- X 0.5-inches and 3.93 ounces, the ZVUE 260 PMP is comparable to the video iPod in thickness (6/100ths of an inch longer and 7/100ths of an inch thicker), yet weighs close to an ounce less (3.98 ounces versus 4.8 ounces, respectively). The ZVUE 260 features a 2.5-inch active matrix TFT backlit screen and supports videos running at up to 30 frames per second (fps) at resolutions of up to 320X240 pixels as well as being the first ZVUE to feature a built-in audio speaker. Entry-level configurations of the Model 260 have a $99 suggested retail price and are expected to be available in mid-2007.

Our media players are sold in more than 2,200 Wal-Mart stores in the United States and 125 InMotion stores, as well as retail store websites, including Amazon.com and Walmart.com. We have approximately 500,000 media files available for download, consisting of music video, news clips, television shows, short films and feature-length films, and rights to more than 12,000 additional media files. We also have over two million songs available for download through our strategic partnerships with content providers, eMusic and Rhapsody.

Critical Accounting Policies and Estimates

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below. Seven of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Software Development Costs

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” for software that is embedded in our products. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

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

Goodwill and Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review for all of its reporting units during the fourth quarter of the calendar year.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. Our revenue is primarily derived from sales of PMP’s to retailers. We record the associated revenue at the time of the sale net of estimated returns. We also sell our products directly to end-users via the Internet and we record revenue when the product is shipped, net of estimated returns.

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

Stock Based Awards

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company’s financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005.  Accordingly, the Company adopted SFAS 123(R) in the first quarter of 2006. The adoption of SFAS 123(R) resulted in a $15,000 expense in 2006.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material matters.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2006 and 2005 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

	Twelve Months Ended December 31,
	2006		2005		Change from previous year
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Sales	$3,779,692	100%	$1,955,181	100%	$1,824,511	93%
Cost of goods sold	4,339,647	115%	1,973,556	101%	2,366,091	120%
Gross margin	(559,955)	(15)%	(18,375)	(1)%	(541,580)	2862%

Costs and expenses
Bad debt expense	—	—	19,407	1%	(19,407)	(100)%
Sales and marketing	3,369,942	89%	788,713	40%	2,581,229	327%
General and administrative (including stock based compensation expense of $2,377,911 and $1,772,748)	6,217,754	165%	3,466,506	177%	2,751,248	79%
Research and development	2,381,429	63%	992,821	51%	1,388,608	140%
Total operating expenses	11,969,125	317%	5,267,447	269%	6,701,768	127%

Loss from operations	(12,529,080)	(331)%	(5,285,822)	(270)%	(7,243,258)	137%

Other income and (expense)
Litigation settlement proceeds, net	1,387,034	37%	—	0%	1,387,034	100%
Interest income	79,451	2%	—	0%	79,451	100%
Interest expense	(78,567)	(2)%	(141,738)	(7)%	63,171	(45)%
Loss on conversion of debt	(1,038,743)	(27)%		0%	(1,038,743)	100%
Total other income (expense)	349,175	9%	(141,738)	(7)%	490,913	(346)%

Net Loss	($12,179,905)	(322)%	($5,427,560)	(278)%	($6,752,345)	124%

Year ended December 31, 2006 as compared to December 31, 2005

Sales

Sales were approximately $3.8 million during the year ended December 31, 2006 as compared to approximately $2.0 million during the year ended December 31, 2005, an increase of approximately $1.8 million or 93%. The increase is primarily due to the expansion of our distribution of our ZVUE product to over 2,200 Wal-Mart retail outlets, which is approximately a 47% increase in total distribution.

At December 31, 2006, Wal-Mart accounted for approximately 82% of the gross accounts receivable and represented approximately 97% of our revenues for the year ended December 31, 2006. As a result, for the periods being reported, we were materially dependent upon Wal-Mart for our revenues. The loss of Wal-Mart as a customer would have a material adverse effect on our results.

Our sales to Wal-Mart during 2006 were primarily from two products, our ZVUE 200 model and our MP3 player which was introduced in the fourth quarter. In December 2006, we began phasing out the Model 200 and replacing it with the Model 250 but there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models, including the Model 260, commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200. We are currently working with Wal-Mart to introduce our newest model, the ZVUE 260 but we cannot be certain that this product will sell as well as previous models. The failure of these events to occur would significantly impact our future sales.

Approximately 99% and 97% of our sales for the years ended December 31, 2006 and 2005, respectively, were to customers in the United States; the remaining percentage were principally to customers in Europe.

Cost of Goods Sold and Gross Margin

Cost of goods sold were approximately $4.3 million during the year ended December 31, 2006 as compared to approximately $2.0 million during the year ended December 31, 2005, an increase of approximately $2.3 million or 120%. The increase in cost of goods sold during the year ended December 31, 2006 as compared to the prior year is primarily the result of the expansion of our distribution for the ZVUE product and write-downs of inventory associated with the phasing out of the ZVUE model 200, the elimination of our proposed Model 400 & 500 and license payments related to our content service. During 2006, we had write-downs of inventory to estimated net realizable value of approximately $263,000. We purchase our products from Eastech Electronics (Taiwan) Inc., a contract manufacturer located in Taiwan that is the sole manufacturer of our ZVUE product. Purchases during 2006 and 2005 from Eastech were approximately $4,214,000 and $1,711,000, respectively. Amounts payable due to Eastech at December 31, 2006 were approximately $2,045,000 and are included in trade accounts and other obligations payable to officers, affiliates and related parties. The balance due is fully collateralized by substantially all of our assets.

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our portable media players (PMPs). Our manufacturing agreement, which was extended in January 2007, with Eastech expires in December 2008. Eastech presently manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. This arrangement greatly reduces our cash needs. However, these terms are expected to change, which may require us to begin to make advance payments for our purchases of inventory and components. Our present relationship gives us both the production capacity and buying power of a much larger company. We do not have alternative financing available and do not maintain a revolving line of credit for purchases.

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

Gross margin is negative in both periods as a result of expenses related to the introduction of the product into retail distribution, the subsequent expansion of the product’s distribution, sales return reserves netted against our sales and inventory write-downs associated with the phasing out of the ZVUE model 200, and the elimination of our proposed Models 400 & 500. We expect that the basic product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single use contracts.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $3.4 million during the year ended December 31, 2006 as compared to approximately $789,000 during the year ended December 31, 2005, an increase of approximately $2.6 million or 327%. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition related costs. The increase in these expenses is directly related to the ramp up in salary expense to staff the content team, advertising program for the Model 200 in the third and fourth quarters, sustaining marketing for the currently shipping versions of the ZVUE product (Model 200 & 250 and MP3) and the development of the content service. We expect to continue to increase marketing and development efforts in the future, including as new versions of the ZVUE are introduced, and as a result expect this class of expenses to continue to increase.

General and Administrative Expenses

General and administrative expenses were approximately $6.2 million during the year ended December 31, 2006 as compared to approximately $3.5 million during the year ended December 31, 2005, an increase of approximately $2.7 million or 79%. Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, non-cash stock based expenses, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of stock options to employees and contractors, which was approximately $2.4 million in 2006 and $1.8 million in 2005. In addition to the increase in non-cash stock based expenses, the increase in expenses is primarily due to wages, consulting and professional fees associated with our NASDAQ listing.

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

Research and Development Expenses

Research and development expenses were approximately $2.4 million during the year ended December 31, 2006 as compared to approximately $1.0 million during the year ended December 31, 2005, an increase of approximately $1.4 million or 140%. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses is primarily a result of the development work on the newest versions of the ZVUE product. Also, as a result of our decision to abandon the Models 400 and 500 and dramatically reduce our research and development efforts, we incurred severance costs and wrote off tooling and software development licenses in the fourth quarter.

We continue to closely monitor development expenses to ensure that we have maximum leverage while maintaining our ability to continually develop new cutting edge products. With our change in focus from a research and development approach to a Dell style model of using known components and technologies we expect our research and development expenses to decline dramatically in future periods. While we are committed to improving our existing core products and developing new products, features and functionalities, our management believes that product innovation and new technology integration need to reflect the market dynamics on the low end where we sell our products. Without a dramatic reduction and out-sourcing of our research and development efforts, we would not be able to respond to the evolving customer demands and remain competitive in our segment of the industry.

Litigation Settlement Proceeds, Net

On November 6, 2006, we agreed to settle our trademark infringement lawsuit that we had filed against Microsoft Corporation. The lawsuit, filed by the Company on October 12, 2006, alleged infringement of the Company’s “zvue” trademark. In the settlement, the parties agreed to a payment to the Company of $1,850,000, and to the dismissal of the lawsuit and mutual releases of claims. As a result, we recognized net proceeds, after payment of expenses which were primarily legal fees, from this settlement of approximately $1.4 million.

Interest income

Interest income of approximately $79,000 at December 31, 2006 is primarily related to the interest earned on cash and cash equivalents. We did not record any interest income during 2005.

Interest expense

Interest expense of approximately $79,000 and $142,000 for the years ended December 31, 2006 and 2005, respectively, was directly related to the interest payable on notes and other borrowings that we entered into to fund our operations.

Liquidity and Capital Resources

At December 31, 2006, the Company had a cash balance of approximately $3.7 million and working capital of approximately $362,000. Net cash used in operations was approximately $7.3 1 million for the year ended December 31, 2006, as compared to net cash used in operations of approximately $2.9 million for the prior year ended December 31, 2005. For the year ended December 31, 2006, the Company used cash to fund the Company net loss of approximately $12.2 million offset by non-cash items such as expenses related to preferred and common stock issued for services of approximately $1.7 million, charges related to warrants issued to non-employees for services of approximately $285,000, and charges under APB 25 related to stock options and warrants issued with intrinsic value to employees and directors of approximately $386,000. There were also changes in assets and liabilities of approximately $1.5 million.

Net cash used in investing activities for the year ended December 31, 2006 was $1.3 6 million as compared to net cash used in investing activities of approximately $23,000 for the prior period ended December 31, 2005. For the year ended December 31, 2006, the primary use of the cash or approximately $1.1 million was to acquire Dorks.com, FunMansion.com and YourDailyMedia.com and to purchase fixed assets.

Net cash provided by financing activities for the year ended December 31, 2006 was approximately $12.1 million as compared to approximately $3.2 million for the prior period ended December 31, 2005. The proceeds were the result of a PIPE where the Company sold approximately $7.6 million of unregistered common stock in February 2006 and the completion of a registered secondary offering in August 2006 where we raised approximately $5.0 million through the sale of common stock and warrants in a unit based transaction. For the year ended December 31, 2006, the Company had proceeds of $500,000 from borrowings from related parties.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. We may seek additional equity and/or debt financing to sustain our content growth strategy. With the completion of the private placement in January 2007 whereby we sold approximately $3.8 million of our common stock, as described above, we were able to obtain funds to continue our operations at least through December 2007. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

•	Report of Independent Registered Accounting Firm for the years ended December 31, 2006 and 2005

•	Consolidated Balance Sheet at December 31, 2006

•	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

•	Consolidated Statements of Stockholders' Equity/(Deficit) for the years ended December 31, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

•	Notes to Consolidated Financial Statements at December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Handheld Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Handheld Entertainment, Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders' equity(deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handheld Entertainment, Inc. at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $12,179,905, negative gross margin of $559,955 and net cash used in operations of $7,057,840 for the year ended December 31, 2006, and an accumulated deficit of $23,029,174 at December 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 13, 2007

HANDHELD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 2006

ASSETS

Current assets:
Cash and cash equivalents, net	$3,653,144
Restricted cash	50,000
Receivable from escrow account	90,086
Accounts Receivables, net	676,582
Inventories, net	627,832
Prepaid expenses and other current assets	248,084

Total current assets	5,345,728

Fixed assets, net	117,043
Capitalized software, net	5,883
Intangible Asset, Websites, net	3,607,259
Deferred equity offering costs	35,528
Deposit and other non-current assets	15,322

Total assets	$9,126,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,924,420
Accrued and other liabilities	962,406
Trade accounts and other obligations payable to officers, affiliates and related parties	2,097,301
Total current liabilities	4,984,127

Long term convertible notes	2,400,000

Total liabilities	7,384,127

Shareholders' Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,613,874 shares issued and outstanding	1,161
Additional paid in capital - Warrants and stock options	3,089,011
Additional paid in capital	21,681,638
Accumulated deficit	(23,029,174)
Total shareholders' equity	1,742,636

Total liabilities and shareholders' equity	$9,126,763

The accompanying notes are an integral part of these Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005

Sales	$3,779,692	$1,955,181
Cost of goods sold	4,339,647	1,973,556
Gross margin	(559,955)	(18,375)

Costs and expenses
Bad debt expense	—	19,407
Sales and marketing	3,369,942	788,713
General and administrative (including stock based compensation expense of $2,377,911 and $1,772,748)	6,217,754	3,466,506
Research and development	2,381,429	992,821
Total operating expenses	11,969,125	5,267,447

Loss from operations	(12,529,080)	(5,285,822)

Other income and (expense)

Litigation Settlement Proceeds, net	1,387,034	—
Interest income	79,451	—
Interest expense	(78,567)	(141,738)
Loss on Conversion of Debt	(1,038,743)	—
Total other income (expense)	349,175	(141,738)

Net Loss	($12,179,905)	($5,427,560)

Net loss per share - basic and diluted	($1.24)	($1.64)

Weighted Average shares used in computing basic and diluted net loss per share	9,788,427	3,319,085

The accompanying notes are an integral part of these Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/ (DEFICIT)
Years ended December 31, 2006 and 2005

	Common Stock Shares	Common Stock Amount	APIC - Warrants & Options	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2004	3,230,000	$ 323	$1,362,568	$2,208,259	$(5,421,709)	$(1,850,559)
Issuance of Series D convertible preferred stock in exchange for services rendered	27,272	3		148,289		148,292
Issuance of common stock in exchange for services rendered	386,834	39		504,780		504,819
Offering Costs				(68,495)		(68,495)
Issuance of options and warrants related to:
Employee services rendered			1,061,975			1,061,975
Non-Employee services rendered			57,530			57,530
Net loss 2005					(5,427,560)	(5,427,560)

Balance at December 31, 2005	3,644,106	$365	$2,482,073	$2,792,833	($10,849,269)	($5,573,998)

Issuance of Common Stock for cash	2,622,414	262	-	7,604,738	-	7,605,000
Issuance of Unit from the Secondary Offering
Common Stock	1,200,000	120	-	5,807,880	-	5,808,000
Warrants	-	-	12,000	-	-	12,000
Offering Costs	-	-	-	(1,778,651)	-	(1,778,651)
Conversion of Notes Payable & Accrued Interest from an Affiliate in exchange for Common Stock	1,789,834	179	-	5,431,322	-	5,431,501
Conversion of Accrued Liabilities to Common Stock	8,276	1	-	59,999	-	60,000
Exercise of Warrants of Affiliates	375,175	38	(76,545)	98,706	-	22,199
Deemed issuance to shareholders of public shell pursuant to recapitalization	1,620,690	162	-	(162)	-	-
Issuance of common stock in exchange for services rendered:						-
Employee services rendered	164,936	15	-	1,059,066	-	1,059,081
Non-Employee services rendered	188,574	19	-	606,717	-	606,736
Issuance & Amortization of options and warrants related to:
Employee services rendered	-	-	386,279	-	-	386,279
Non-Employee services rendered	-	-	285,204	-	-	285,204
Fractional shares adjustment related to reverse split	(131)			(810)		(810)
Net loss 2006					(12,179,905)	(12,179,905)

Balance at December 31, 2006	11,613,874	$1,161	$3,089,011	$21,681,638	($23,029,174)	$1,742,636

The accompanying notes are an integral part of these Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005
Cash flows from operating activities:
Net loss	($12,179,905)	($5,427,560)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	148,123	16,704
Loss on conversion of debt to common stock	1,038,740	—
Bad debt expense	—	19,407
Valuation Allowance for inventory	(50,615)	56,865
Write-off of Tooling due to abandonment of project	119,000	—
Impairment of Software	270,000	—
Write-down of inventory to market value	194,387	—
Non-Cash expenses related to common stock issued to employees	1,059,081	—
Non-Cash expenses related to preferred stock issued for services	—	148,292
Non-Cash expenses related to common stock issued for services	606,736	504,819
Non-Cash charges related to warrants issued to non-employees for services	285,204	57,530
Non-Cash charges related to stock options and warrants issued to employees	386,279	1,061,975

Changes in assets and liabilities:
Restricted Cash	(50,000)	—
Accounts Receivable	225,910	(865,445)
Receivable from Escrow account	(90,086)
Inventories	(217,098)	204,500
Prepaid Expenses and Other Current Assets	(132,658)	(123,749)
Trade accounts payable	740,334	141,356
Accrued and other liabilities	228,442	280,148
Trade Accounts and advances payable to Officers, Affiliates and Related Parties	749,060	1,023,830
Net cash used in operating activities	($7,057,840)	($2,901,328)

Cash flows from investing activities:
Acquisition of Subsidiary	($533,407)	$—
Acquisition of websites and intangibles	(578,305)	—
Purchase of Software	(270,000)	—
Purchase of equipment	(237,749)	(23,377)
Net cash used in investing activities	($1,619,461)	($23,377)

Cash flows from financing activities:
Issuance of Common Stock	$13,425,000	$—
Short Term Borrowings from Related Parties	500,000	3,250,319
Proceeds from conversion of warrants to common stock	22,200	—
Offering Costs - Secondary Offering of Common Stock	(1,267,767)	—
Offering Costs - Sale of Common Stock - February 2006 PIPE	(546,412)	—
Repayments of short term borrowing, related parties	(79,500	—
Offering Costs - Preferred Stock	—	(68,495)
Long Term Borrowings from (repayments to) Related Parties	—	(8,370)
Payment for fractional shares - effect of reverse split	(810)	—
Net cash provided by financing activities	$12,052,711	$3,173,454
Net increase in cash and cash equivalents	3,375,411	248,749
Cash and cash equivalents at beginning of year	277,733	28,984
Cash and cash equivalents at end of the year	$3,653,144	$277,733

The accompanying notes are an integral part of these Consolidated Financial Statements

	Fiscal Year ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$44,680	$—
Income tax paid	1,600
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of notes due to a related party to common stock	$4,452,760	$—
Convertible promissory notes issued as part of asset acquisition	2,610,000	—
Conversion of warrants to common stock	76,545	—

The accompanying notes are an integral part of these Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Corporate Organization

Handheld Entertainment, Inc., was formed in February 2003 as a California corporation. On February 10, 2006 we merged with a wholly-owned subsidiary of Vika Corp., a Delaware inactive publicly held corporation, with Handheld Entertainment, Inc. (the “Subsidiary”) as the surviving entity and wholly-owned subsidiary of Vika Corp. We then changed the name of Vika Corp. to Handheld Entertainment, Inc. and the name of the subsidiary to HHE Corp. On April 12, 2006 we merged the Subsidiary into Handheld Entertainment, Inc. The above transactions were accounted for as a recapitalization of Handheld Entertainment, Inc., the California corporation. All references to “us”, “we” “our” or “the Company” refer to the recapitalized entity, Handheld Entertainment Inc. and all historical operations in the accompanying financial statements are those of Handheld Entertainment, Inc., as recapitalized.

On August 14, 2006 we affected a 1.45 for 1 reverse split of our issued and outstanding common stock. All share and per share data in the accompanying financial statements have been retroactively changed to account for the recapitalization and reverse split.

Nature of Operations

We are a digital-media-to-go company with a family of mass-market portable media players priced at mass-market prices at our own online video content stores at ZVUE.com, Dorks.com, Putfile.com, FunMansion.com, YourDailyMedia.com, and Unoriginal.co.uk. We are focused on two large and growing synergistic multi-billion dollar markets — distributed digital content and portable digital media devices. Our strategy is to deliver digital video content to a targeted demographic (18-35 year olds) on the screens (computer, mobile phone or handheld media device) that are most relevant to them. Our goal is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to our websites by selling pre and post roll video advertisements as well as skyscraper and banner ads and handheld players. We believe that we can capitalize on the synergy between our portable digital entertainment products and our digital content. We offer consumers access to a large and growing library of audio and video digital content, which integrates with our easy to use mobile devices offered at a compelling value. Our ZVUE devices have been designed to be compatible with virtually all formats of content. Consumers can also download free user-generated videos and other commercial media from the “Free STUFF!” section of ZVUE.com, as well as from Dorks.com, Putfile.com, FunMansion.com, YourDailyMedia.com, and Unoriginal.co.uk.

Our strategy consists of the following elements:

•	offer an online content service that provides easy access to legal, downloadable music, video, and images at competitive prices to the mass market

•	create products that are affordable (in other words, costs $149 or less), easy to use, and connect to our online content service

•	distribute our products through mass-market retailers

By providing consumers a solution that includes both professional and user-generated content as well as leveraging our content partnerships thru our devices, our goal is to create a powerful platform that will encourage consumers to access our content, adopt our devices, and thus distinguish us from the competition.

We are subject to the risks associated with similar companies in a comparable stage of growth and expansion. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, competition, a limited customer base, dependence on key individuals and international partners, foreign currency exchange rate fluctuations, product concentration, and the ability to adequately finance our ongoing operations.

Principals of Consolidation

The consolidated financial statements include the accounts of Handheld Entertainment, Inc. and its wholly owned subsidiary Dorks L.L.C. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions in preparation of the financial statements. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be effected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 and 2005 include the valuation of accounts receivable and inventories, valuation and amortization periods of intangible assets, valuation of capital stock, options and warrants granted for services, or other non-cash purposes, estimates of allowances for sales returns and the estimate of the valuation allowance on deferred tax assets.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006. As of December 31, 2006, the Company’s bank balance exceeded FDIC amounts by $3,553,144.

At December 31, 2006, one retailer accounted for approximately 82% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues

In the years ended December 31, 2006 and 2005, one retailer represented 97% and 94%, respectively of our revenues and we therefore were materially dependent upon them. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on our results.

Concentration of Supplier

Manufacturing of our ZVUE product is performed in China by our manufacturing partner who is a related party (see Notes 10 and 12). Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated.

Purchases during 2006 and 2005 from our manufacturing partner were approximately $4,214,000 and $1,711,000, respectively. Amounts payable due to this vendor at December 31, 2006 was approximately $2,045,000 and is included in accounts payable and other obligations payable to officers, affiliates and related parties. The balance due is fully collateralized by substantially all assets of the Company.

Product Concentration

During 2006, revenues were derived primarily from the sale of two products model the ZVUE 200 and the ZVUE MP3 player.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. However, as of the year ended December 31, 2006, we held no such investments.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, and current liabilities approximates carrying value due to the short maturity and/or recent issuance of such instruments. The fair value of long-term convertible notes approximates their carrying value.

Accounts Receivable

We sell our products to end-users through retailers and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness.

Credit terms, when extended, are based on evaluation of the customers’ financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts considering a number of factors. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company establishes an allowance and charges bad debt expense on accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense in the period of recovery. The majority of the Company's accounts receivable are due from established retailers engaged in the sale of consumer electronics to end users. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 30 days are considered past due.

Inventories

Inventories, consisting primarily of finished goods and components, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of product costs of goods sold.

Fixed Assets

Fixed assets are stated at cost. Depreciation of furniture, equipment, computer equipment and software purchased for internal use, is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 7 years.

Software Development Costs

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” for software that is embedded in our products. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

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

Goodwill and Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review for all of its reporting units during the fourth quarter of the calendar year.

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

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. Our revenue is primarily derived from sales of PMPs to retailers. We record the associated revenue at the time of the sale net of estimated returns. We also sell our products directly to end-users via the Internet and we record revenue when the product is shipped, net of estimated returns.

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

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in sales. Shipping and handling costs related to purchased inventory is capitalized as part of inventory and ultimately recognized as cost of sales as inventory is sold to third parties. Actual shipping and handling costs to ship products to our customers are included in general and administrative expenses and was $79,307 and $197,230 in 2006 and 2005, respectively.

Advertising Costs

In accordance with SOP 93-7, we expense advertising costs as they are incurred. Advertising and related promotion expenses for the year ended December 31, 2006 and 2005 were $599,709 and $89,059, respectively.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2 "Accounting For Research and Development Costs," the Company expenses all research and development costs. Research and development expense for the years ended December 31, 2006 and 2005 were $2,381,429 and $992,821, respectively.

Stock Based Awards

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

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

Year Ended December 31, 2005

Net loss, as reported	($5,427,560)
Intrinsic compensation charge recorded under APB 25	1,061,975
Pro Forma compensation charge under SFAS 123, net of tax	(1,306,677)
Pro Forma net loss	($5,672,262)
Net Loss Per Share:
Basic and Diluted —as reported	($1.13)
Basic and Diluted —pro forma	($1.17)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Year Ended December 31, 2005
Risk-free interest rates	3.1 - 4.5%
Expected dividend yields	0.0%
Expected volatility	82.7%
Expected option life (in years)	5

The weighted average fair values as of the grant date for grants made in the year ended December 31, 2005 was $0.73.

We have granted options and warrants to certain key consultants and other non-employees, which resulted in non-cash expenses recognized as of December 31, 2006 and 2005. Non-cash expenses for grants to non-employees were recorded at the time of options and warrant grants and calculated using the Black-Scholes method of valuation. The non-cash expense for stock based compensation has been as follows:

	Year ended December 31,
	2006	2005
Non-cash stock based compensation to non-employees	$285,204	$57,530

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Recent Accounting Pronouncements

SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153): In December 2004, the FASB issued this Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company’s financial position or results of operations.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”:. In March 2006, the FASB issued No. 156 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”): In June 2006, the FASB issued this statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material matters.

Statement No. 157, “Fair Value Measurements” (“FASB No. 157”): In September 2006, the FASB issued FASB No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”): In September 2006, the Securities and Exchange Commission issued. SAB 108 which provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”): In December 2006, the FASB issued. FSP EITF 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”): In February 2007, the FASB issued which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of approximately $12.2 million, negative gross margin of $559,955 and net cash used in operations of approximately $7.1 million for the year ended December 31, 2006 and an accumulated deficit of approximately $23.0 million at December 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturing partner. We may seek additional equity and/or debt financing to sustain our growth strategy. We were able to obtain sufficient funds subsequent to December 31, 2006 (see note 21), to continue in operation at least through the completion of these financial statements. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

Note 3 - Accounts Receivable, net

Accounts Receivable at December 31, 2006 is as follows:

Accounts receivable	$739,724
Less: Allowance for doubtful accounts	(63,142)
Accounts Receivable, net	$676,582

Bad debt expense for the years ended December 31, 2006 and 2005 was $0 and $19,407 respectively.

Note 4 - Inventories

At December 31, 2006, Inventories consists of the following:

Finished Goods	$634,082
Less: Valuation Allowance	($6,250)
Inventories	$627,832

During 2006 the Company had write-downs to estimated net realizable value of approximately $263,000 of which approximately $194,000 was charged to cost of goods sold and approximately $69,000 was charged to the valuation allowance established at December 31, 2005.

As of December 31, 2006, the Company established a new inventory valuation reserve of $6,250 primarily related potential obsolescence and which was charged to cost of goods sold.

Note 5 - Fixed Assets

At December 31, 2006, Property, equipment and software consisted of the following:

Equipment	$82,417
Hardware Tooling	46,300
Software (Internal Use)	43,194
Furniture	4,736
Less: Accumulated depreciation and Amortization	(59,604)
Total Fixed Assets, net	$117,043

Depreciation expense and amortization is computed using the straight-line method over the estimated useful lives of 3 - 7 years. We incurred depreciation expense of $29,519 and $12,551 for the years ended December 31, 2006 and 2005, respectively.

Note 6 - Capitalized Software, net

Acquisition of AVS Technology

In May 2003, we completed an asset purchase agreement whereby we acquired title and interest in certain intangible assets referred to as the AVS Technology. The technology was developed to assist in the compression of audio and video content for use in the ZVUE product. The $20,762 in consideration for the acquisition was paid in a combination of 467,606 unregistered common shares and 112,676 preferred Series A stock valued at $0.0007 and $0.181 per share, respectively.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141. We did not record any goodwill as a result of this acquisition.

In 2006 we acquired the rights from a third party for certain software for $270,000 which was intended to be the operating system for the Model 400 and 500.  We wrote off the software in full when we decided to abandon the Model 400 and 500 project in November 2006.  The software is not used in our other ZVUE players.  At December 31, 2006, $62,000 remains unpaid and is included in accrued liabilities.

At December 31, 2006 capitalized software consists of the following:

At Cost	$20,762
Less: Amortization	(14,879)
Net Book Value	$5,883

Amortization expense is computed using the straight-line method over the estimated useful life of 5 years. We incurred amortization expenses of $4,153 and $4,153 for the years ended December 31, 2006 and 2005, respectively.

Annual amortization for the next five years is expected to be as follows:

2007	4,153
2008	1,730
2009	-
2010	-
$5,883

Note 7 - Acquisitions and Intangible Assets, websites, net

At December 31, 2006 Intangible Assets, net consists of the following:

	Dorks L.L.C.	FunMansion.com	YourdailyMedia.com	TOTAL
Transaction Close Date	November 14, 2006	December 1, 2006	December 15, 2006
Amortization Period	3 Years	3 Years	3 Years

At Cost	$1,533,407	$1,113,956	$1,074,349	$3,721,712
Less: Amortization	(67,217)	(31,537)	(15,699)	(114,453)
Net Book Value	$1,466,190	$1,082,419	$1,058,650	$3,607,259

Amortization expense is computed using the straight-line method over the estimated useful life of 3 years. We incurred amortization expenses of $114,453 and $0 for the years ended December 31, 2006 and 2005, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as of December 31, 2006. Purchase price adjustments following the closing are customary.

	Dorks L.L.C.	FunMansion.com	YourdailyMedia.com	TOTAL
Transaction Close Date	November 14, 2006	December 1, 2006	December 15, 2006

Net Current Assets	—	—	—	—
Intangible assets	$1,533,407	$1,113,956	$1,074,349	$3,721,712
Total Assets	$1,533,407	$1,113,956	$1,074,349	$3,721,712
Current Liabilities	—	—	—	—
Net assets acquired	$1,533,407	$1,113,956	$1,074,349	$3,721,712

No Goodwill was recorded as a result of any of the three transactions noted above. The intangible assets relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date.

The results of three acquisitions operations are included in the consolidated financial statements beginning as of the date of acquisition.

Acquisition of Dorks LLC

On November 13, 2006, we acquired 100% of the membership interests of Dorks, LLC, which operates Dorks.com, a website that aggregates user-generated content, from Zeus Promotions, LLC (“Zeus”). The purchase price of $1.5 million for the membership interests of Dorks, LLC was comprised of a combination of $500,000 in cash and a five-year $1 million secured convertible promissory note in favor of Zeus bearing 4.7% interest and due December 2011. At the completion of the acquisition, the note was convertible into 750,751 shares of our common stock at a fixed conversion price of $1.33 per share.

On January 22, 2007, Zeus converted the entire principal amount of the note and the accrued interest of $9,008 into 757,514 shares of our common stock. As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007, which has not been declared effective as of the date of this report.

As part of the purchase agreement, the Company and Zeus entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and John Kowal, entered into an 18 month employment agreement whereby the Company agreed to pay Mr. Kowal $1,667 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company. Additionally, under the employment agreement, Mr. Kowal is entitled to certain bonuses if the Company acquires other companies and he is materially involved in those transactions. The bonuses are based on the acquisition price of the target and range from 3 - 5% of the total price, depending on several factors. Under the terms of this agreement, Mr. Kowal was issued 23,342 restricted common shares in 2006 in consideration for his involvement in the FunMansion.com and YourDailyMedia.com transactions.

This transaction was not deemed to be a material business combination, as it was determined, based on the facts and circumstances, that it was not an operating business at the date of acquisition under Statement of Financial Accounting Standards No. 141 (“FAS # 141”) and as result, no pro forma results are required. At the date of the acquisition, the website had no, nor had since its inception, specific operating expenses or revenue. We did not record any goodwill as a result of this acquisition.

Acquisition of FunMansion.com

On December 1, 2006, we acquired certain assets from Aperio Technologies, Inc. (“Aperio”), including all of the assets and business related to FunMansion.com, an internet website that aggregates user-generated content. The purchase price of $1.1 million for the assets and business of FunMansion.com was comprised of a combination of $500,000 in cash ($350,000 at closing and $150,000 over the following twelve months) and a five-year $600,000 convertible promissory note in favor of Aperio Technologies, Inc. bearing 4.9% interest and due December 2011. At the completion of the acquisition, the note was convertible into 96,899 shares of our common stock at a fixed conversion price of $6.19 per share. The Company could have forced the conversion of the note into its common stock under certain conditions including if the Company trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $12.38.

On March 22, 2007, Aperio notified the Company that it intended to convert the note and the accrued interest of $9,065 into common stock on that date. As a result the Company has issued Aperio 98,363 restricted shares of its common stock. The Company intends to include these shares in the registration statement on Form S-3, filed January 30, 2007, which has not been declared effective as of the date of this report.

As part of the purchase agreement, the Company and Aperio entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and Mary Dunne entered into a 1 year employment agreement whereby the Company agreed to pay Ms. Dunne $2,000 per month for services to be rendered by her to assist the Company in transitioning the acquired entity to the Company.

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results required under the Statement of Financial Accounting Standards No. 141 are below. We did not record any goodwill as a result of this acquisition. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2005 and is not intended to be a projection of future results.

UNAUDITED	Year Ended December 31, 2006	Year Ended December 31, 2005

Net Revenues	$3,874,055	$1,968,078
Net Loss	(12,491,876)	(5,791,799)
Net Loss per Share - Basic & Diluted	($1.26)	($1.70)

Acquisition of YourDailyMedia.com

On December 18, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash ($200,000 due January 2, 2007 and $60,000 over the following twelve months) and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The note bears interest at a rate of 4.9% per annum and is due December 2011. The Company can force the conversion of the note into its common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date, the Company has not met the conditions to force conversion.

As part of the purchase agreement, the Company and Mr. Worsnop entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and Scott Worsnop entered into a 1 year consulting agreement whereby the Company agreed to pay Mr. Worsnop $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results required under the Statement of Financial Accounting Standards No. 141 are below. We did not record any goodwill as a result of this acquisition. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2005 and is not intended to be a projection of future results.

UNAUDITED	Year Ended December 31, 2006	Year Ended December 31, 2005

Net Revenues	$3,888,979	$1,975,509
Net Loss	(12,465,961)	(5,618,473)
Net Loss per Share - Basic & Diluted	($1.25)	($1.60)

In the aggregate, and individually, the FunMansion.com and YourDailyMeida.com acquisitions were deemed to be material business combinations, and therefore, the summarized unaudited consolidated pro forma results are below. We did not record any goodwill as a result of these acquisitions. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2005 and is not intended to be a projection of future results.

UNAUDITED	Year Ended December 31, 2006	Year Ended December 31, 2005

Net Revenues	$3,983,342	$1,988,406
Net Loss	(12,777,933)	(5,982,712)
Net Loss per Share - Basic & Diluted	($1.27)	($1.66)

Note 8 - Reverse Merger

On February 10, 2006, the Company (formerly known as VIKA Corp.) entered into an Agreement of Merger and Plan of Reorganization (the ‘‘Merger Agreement’’) by and among the Company, Handheld Entertainment, Inc. a privately held California corporation (“HHE”), and HHE Acquisition, Inc., a newly formed wholly-owned California subsidiary of the Company (‘‘Acquisition Sub’’). Upon closing of the merger transaction contemplated under the Merger Agreement (the ‘‘Merger’’) on February 10, 2006, Acquisition Sub was merged with and into HHE, and HHE became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, following the Merger, the Company changed its name to Handheld Entertainment, Inc.

Each share of HHE common and preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of the Company’s common stock. The total common shares of 2,342,601 and preferred shares of 1,301,506 of HHE were converted. The original remaining outstanding common shares of the Company totaled 1,620,690. Accordingly, the shareholders of HHE obtained 3,644,106 common shares of a total 5,264,796 of the Company’s common shares outstanding immediately following the closing of the merger resulting in an approximate 69% controlling voting interest in the consolidated entity. Immediately after the closing, another 1,718,395 common shares were issued to an officer/director of the Company (who had been an officer and director of HHE) upon conversion of his convertible notes, increasing the controlling interest in the Company of the HHE shareholders and note holders to approximately 77% prior to the private placement described below. In addition, the Board of Directors and officers of the Company were changed to the existing directors and officers of HHE. Upon the closing of the Merger, each outstanding option or warrant to acquire HHE’s capital stock was assumed by the Company and will thereafter be exercisable for shares of the Company’s common stock.

Due to the change in control of the Company, the transaction was accounted for as an acquisition of the Company by HHE and a recapitalization of HHE.

Accordingly, the financial statements of the Company just subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of HHE, and the operations of both companies from the recapitalization date of February 10, 2006. At the time of the merger, VIKA had no liabilities and therefore none were assumed by the Company.

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

Note 9 - Convertible Debt

The following table details our long-term convertible notes as of December 31, 2006:

Convertible 4.7% Note Payable - Dorks LLC Acquisition	$1,000,0000
Convertible 4.9% Note Payable - FunMansion.com Acquisition	600,000
Convertible 4.9% Note Payable - YourDailyMedia.com Acquisition	800,000
$2,400,000

On November 13, 2006, we acquired 100% of the membership interests of Dorks, LLC, which operates Dorks.com, an internet website that aggregates user-generated content, from Zeus Promotions, LLC (“Zeus”). The purchase price of $1.0 million for the membership interests of Dorks, LLC was comprised of a combination of $500,000 in cash and a five-year $1 million secured convertible promissory note in favor of Zeus bearing interest at 4.7% and due on December 31, 2011. The note was convertible into 750,751 shares of our common stock at a fixed conversion price of $1.33 per share. On January 22, 2007, Zeus converted the entire principal amount of the note and the accrued interest of $9,008 into 757,514 shares of our common stock (see Note 21). As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007 which has not been declared effective as of the date of this report. As of December 31, 2006, we had accrued approximately $6,000 of interest related to the notes.

On December 1, 2006, we acquired certain assets from Aperio Technologies, Inc. (“Aperio”), including all of the assets and business related to FunMansion.com, an internet website that aggregates user-generated content. The purchase price of $1.1 million for the assets and business of FunMansion.com was comprised of a combination of $500,000 in cash and a five-year $600,000 convertible promissory note in favor of Aperio Technologies, Inc. bearing interest at 4.9% and due on December 31, 2011. The note is convertible into 96,899 shares of our common stock at a fixed conversion price of $6.19 per share. The company can force the conversion of the note into its common stock under certain conditions including if the Company trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $12.38. On March 22, 2007, Aperio notified the Company that it intended to convert the note and the accrued interest of $9,065 into common stock on that date (see Note 21). As a result the Company has issued Aperio 98,363 restricted shares of its common stock. The Company intends to include these shares in the registration statement on Form S-3, filed January 30, 2007  which has not been declared effective as of the date of this report. As of December 31, 2006, we had accrued approximately $2,000 of interest related to the notes.

On December 18, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop and bearing interest at 4.9% and due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The Company can force the conversion of the note into its common stock under certain conditions including if the Company trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date the Company has not met the conditions to force conversion. As of December 31, 2006, we had accrued approximately $2,000 of interest related to the notes.

  All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Management determined the embedded conversion features were not derivatives since the debt qualifies as conventional convertible debt and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date.

The following table details the repayments of the debt detailed above over the next five years ending December 31, 2010 and thereafter:

	Fiscal Year ending December 31,
	2007	2008	2009	2010	2011	2012 and beyond

Short Term Debt	$—	$—	$—	$—	$—	$—
Long Term Debt	—	—	—	—	2,400,000	—
Total Repayments	$—	$—	$—	$—	$2,400,000	$—

The total interest expense was $78,567 and $141,738 for the years ended December 31, 2006 and 2005, respectively.

Note 10 - Trade accounts and Other Obligations Payable to Officers, Affiliates and Related Parties

As of December 31, 2006, trade accounts and other obligations payable to officers, affiliates and related parties consist of the following:

Name	Relationship
Eastech Electronics (Taiwan), Inc.	Manufacturing Partner and former Director	$2,045,306
The Ardtully Group	Related Party Consultant	24,552
Greg Sutyak	Company Officer (EVP)	22,690
Bill Bush	Company Officer (CFO)	2,984
Tim Keating	Company Officer (COO)	1,769
		$2,097,301

The accounts payable balance due Eastech Electronics (Taiwan), Inc. at December 31, 2006 is collateralized by substantially all of the assets of the Company.

Note 11 - Accrued and Other Liabilities

As of December 31, 2006, accrued and other liabilities consist of the following:

Accrued & other liabilities:
Payroll & benefits	$299,257
Reserve for sales returns	289,000
Acquisition related term payments (See Note 7)	210,000
Settlement liabilities	81,500
Other	82,649
Total accrued & other liabilities	$962,406

Reserve for Sales Returns

The activity in the Reserve for Sales Returns Account during 2006 and 2005 was as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Opening balance - Beginning of Year	$200,089	$12,300
Additions - recorded as a reduction of Sales	176,000	187,789
Deductions	(87,089)	—
Ending balance — End of Year	$289,000	$200,089

Vendor Settlement

The Company entered into a settlement agreement with a vendor related to the purchase of certain advertising for the ZVUE product. The advertising included actual advertising purchased as well as various creative work completed by the vendor. To settle the matter the Company and the vendor entered into the settlement agreement and released all claims against each other. The terms of the settlement agreement call for the Company to make payments to the vendor of $10,000 per month for 15 months along with another $5,000 due from past billings. As of December 31, 2005, the Company was in compliance with the agreement and had paid the vendor $110,000. The remaining $45,000 due as of December 31, 2005, was included in accrued and other liabilities and subsequently paid in full during 2006.

Note 12 - Related Party Transactions

Related Party Vendor Agreement and Financing and Escrow Agreement

Under a two-year agreement dated June 2003 (“Vendor Agreement”), the Company purchases its primary products from a contract manufacturer (“related party vendor”) located in Taiwan who is designated under the Vendor Agreement as the sole and exclusive manufacturing partner. This Vendor Agreement expired in June 2005, however the Manufacturing Agreement is in place and valid through December 2008. Although the Vendor Agreement has expired date, the vendor has continued to manufacture the Company’s products, under the Manufacturing Agreement, based on purchase orders.

A control person of that related party vendor served on our Board of Directors until he resigned in November 2005.

The Vendor Agreement also specified the related party vendor was to invest $500,000 in the Company’s Convertible Preferred Series B shares and be granted warrants to purchase 4,000 common shares of the Company. Purchases from the vendor were approximately $4,214,000 and $1,710,000 in 2006 and 2005, respectively. Accounts payable was approximately $2,045,000 at December 31, 2006 and is fully collateralized by substantially all assets of the Company under a separate Security Agreement executed in April 2004 and amended in July 2005 and March 2007 (see below).

In April 2004, the Company executed a Financing and Escrow agreement and a Security Agreement with the related party vendor whereby accounts payable to that vendor would be deferred and payable from a percentage of receipts of accounts receivable from the Company’s customers. The customer payments are made payable to the Company by the customers but are deposited into a third party escrow account and such escrow agent then disburses the stipulated percentage amounts to both the Company and the related party vendor. Under the arrangement, 70% of each receipt was paid to the vendor against the accounts payable, while 30% was remitted to the Company. In July 2005, the Security Agreement was modified to include a lien on substantially all of the assets of the Company. In March 2007, the agreement was further amended to include all products manufactured by the vendor under the Manufacturing Agreement. This arrangement is accounted for as a lending transaction under FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. During 2005 the Company began receiving payments directly from its primary customer rather than through the escrow agent. Certain unknown consequences could result from this deviation from the Financing and Escrow Agreement.

Purchase of Units

As described more fully in Note 16, Mr. Page, our CTO, purchased 200,000 units as part of the secondary offering completed in August 2006 on the same terms as all other investors. The shares are subject to customary restrictions and lock-up conditions.

Conversion of Convertible Notes by Related Party

Starting in December 2003, a member of our board of directors and our CTO (the “Lender”) from time to time made cash advances to HHE which were subsequently converted into notes totaling $3,741,049 to finance HHE’s operations. This amount was documented in four separate promissory notes. The principal and interest on three of those notes was convertible into shares of common stock at different conversion rates. The other note entitled the Lender to receive a warrant to purchase 41,379 shares of common stock with a strike price of $0.54 per share.

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

Pursuant to the terms of the Lender’s convertible notes, in connection with the Merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of the Company’s common stock. The Company recognized a loss on conversion of $1,093,684.

Convertible 8.0% Promissory Notes - Common Stock

In January and February 2006, the Company received $500,000 in a series of cash advances from the Lender. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, the Lender agreed to convert the notes and all accrued interest at a rate of $7.13 per share which resulted in the issuance of 71,439 shares of the Company’s unregistered common stock. In April 2006, the Company recognized a gain on conversion of $84,941.

All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date. For convertible instruments with a variable conversion price which were issued prior to 2006, due to the contingency of the conversion being linked to a future offering not under control of the creditor, any beneficial conversion amount was deferred to be measured and recorded when the contingency was resolved. In February 2006, the contingency was resolved and all were converted at the time of the recapitalization and therefore there are no variable conversion price notes outstanding at December 31, 2006. For the twelve months ended December 31, 2006, the Company recognized a gain on conversion of these variable price convertible notes of $54,491 and a loss for the twelve months ended December 31, 2006 on conversion of these variable price convertible notes of $1,038,743.

Note 13 - Commitments and Contingencies

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2006 and 2005, there were no pending or threatened lawsuits that could have a material effect on the results of operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Other Contingencies:

Although there are no rights of return arrangements with our retail customers other than the normal 90-day consumer product return policy, major retailers may require manufacturers and distributors to provide them various inventory and price protections and incentives. Major retailers may require a variety of protections, including holdbacks on payment, reducing the price paid if the retailer cannot sell the product or the product requires discounting, or requiring the manufacturer to buy back unsold goods. If our products do not sell as well as we or retail distributors anticipate, such protections could lead to excess inventory and costs, and our becoming subject to significant holdback and repayment obligations, which may be arbitrary and difficult or impossible to contest without jeopardizing our relationship with a retailer. We may be unable to recover from our manufacturers any amounts that we will be required to pay or allow to our retailers. Accordingly, these obligations could significantly impair our cash flow, revenues and financial condition.

Commitments:

In November 2005, we entered into an office lease for our principal offices, located in San Francisco, CA, occupying approximately 5,500 square feet of office space. The lease term expired in November 2006. Upon commencement of the lease we prepaid the entire years rental obligation of $116,000 or $9,700 monthly. We have an option to extend the lease for twelve more months at our discretion.

In January 2006, we amended the lease to increase the amount of square feet we were renting to a total of 7,500 feet. The additional space was available to the Company in March 2006. The additional rent for this space was $4,400 per month. With this amendment, the Company exercised the one year extension provided for in the original lease extending the term of the original space and the additional space to November 2007.

For the twelve months ended December 31, 2006 and 2005, we recognized $152,245 and $66,802, respectively, as rental expense related to the office lease.

Rent due in 2007 is approximately $155,000.

Note 14 - Employee Benefit Plan

 As of December 31, 2006, the Company does not maintain a benefit plan for employees.

Note 15 - Employee Stock Incentive Plans and Options and Warrants

Stock Options

During 2003, we adopted a stock option plan “The 2003 Stock Option/Stock Issuance Plan” (the “2003 Plan”). The plan was amended by the Board of Directors in November 2005 and approved by the shareholders in February 2006, to increase the number of shares issuable to 2,068,966 from 1,034,482.

The purpose of the 2003 Plan was to further the growth and general prosperity of the Company by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Handheld to attract and retain our employees. As a result, our Board of Directors has adopted and our shareholders approved the 2003 Plan to permit Handheld to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

The 2003 Plan, as amended, provides for the granting of options to purchase up to an aggregate of 2,068,966 common shares to employees, directors and other service providers of Handheld. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2003 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Incentive Options”).

The 2003 Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant and Non-Qualified Incentive Options may not be granted at a purchase price less than 85% of fair market value on the date of grant (or for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value).

The term of each option, under the 2003 plan, which is fixed at the date of grant, may not exceed ten years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years).

Prior to January 1, 2006, options were granted to employees (see tables below) and the intrinsic value of those options granted to employees was computed at the respective grant dates and was being recognized as compensation expense over the respective vesting periods. In February 2006, the Board approved a modification to all outstanding employee stock options to accelerate the vesting such that all unvested options became fully vested at December 31, 2005. Accordingly, all remaining intrinsic value of the options, which had been computed at the respective grant dates, was recognized as of December 31, 2005. There was no additional intrinsic value resulting from the options modification. All grants made after January 1, 2006 were accounted for using the provisions of FAS 123 (R) as discussed in Note1.

Compensation expense for stock option grants was $386,279 and $1,019,538 in 2006 and 2005, respectively.

All options qualify as equity pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

Option activity under the 2003 Plan is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2004	1,016,793	$0.45
Granted (weighted average fair value of $1.06)	687,628	0.54
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2005	1,704,421	$0.48
Granted (weighted average fair value of $1.25)	182,949	3.99
Exercised	—	—
Cancelled	(20,690)	(0.36)
Outstanding, December 31, 2006	1,866,680	$0.60

Warrants

All warrants qualify as equity pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

Compensation and consulting expense for stock warrant grants was $285,204 and $42,436 in 2006 and 2005, respectively.

Warrants have been granted from time to time in conjunction with employee compensation and consulting arrangements. Warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2004	931,417	$0.48
Granted (weighted average fair value of $1.06)	126,207	2.12
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2005	1,057,624	$0.54
Granted (weighted average fair value of $1.12)	68,965	2.90
Exercised	(393,793)	(0.39)
Expired	(38,314)	(1.31)
Outstanding, December 31, 2006	694,482	$0.82

Warrants issued in conjunction with financings are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2004	—	$—
Granted (weighted average fair value of $—)	—	—
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2005	—	$—
Granted (weighted average fair value of $3.12)	1,342,414	6.12
Exercised	—	—
Expired	(22,414)	(4.35)
Outstanding, December 31, 2006	1,320,000	$6.15

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.15-$0.36	431,034	6.66	0.32	431,034	0.32
$0.37 - $0.54	1,252,697	8.51	0.54	1,252,697	0.54
$0.55 - $6.06	182,948	9.74	3.99	103,449	6.06
	1,866,680		$0.60	1,787,180	$0.60

On February 8, 2005, the Board of Directors accelerated the vesting of all options granted on or before December 31, 2005.

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.0001	403,448	0.34	$0.0001	403,448	$0.0001
$0.0 - $1.50	167,586	2.28	0.57	105,517	0.58
$1.51 - 5.00	123,448	2.47	3.82	123,448	3.82
$5.01 - $7.03	1,320,000	4.62	6.15	1,320,000	6.15
	2,014,482	2.55	$4.31	1,952,413	$4.31

The following table details the activity of unvested options and warrants for the twelve months ended December 31, 2006.

	Number of Unvested Options	Weighted Avg. Exercise Price

Outstanding, December 31, 2005	—	$—
Granted and unvested	79,500	1.30
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2006	79,500	$1.30

	Number of Unvested Warrants	Weighted Avg. Exercise Price

Outstanding, December 31, 2005	62,069	$0.54
Granted and unvested	—	—
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2006	62,069	$0.54

Common Stock Warrants

All warrants granted for services to non-employees in 2005 were valued using the Black-Scholes valuation model with the following assumptions: volatility of 82.7 % based on comparative companies analysis, expected terms equal to the expiration terms of the warrants, zero expected dividends, and risk free interest rates ranging from 3.1% to 4.5%. A fair value of $1.31 per share was used based on the fair value as determined in July 2003 for common shares issued for services. This was the most readily determinable fair value of the common stock for purposes of computing the fair value of warrants granted using the Black-Scholes valuation model.

In December 2005, we issued two warrants to acquire a total of 68,966 shares of common stock with an exercise price of $0.54 per share to two contractors for services rendered. The warrants, which expire five years from issuance, vest upon the contractors achieving certain pre-determined milestones. At December 31, 2006, the consultants had only vested in approximately 6,900 of the warrants. The warrants were valued at $72,900 utilizing the Black-Scholes valuation model. In the twelve months ended December 31, 2006 and 2005, we recognized $66,825 and $6,075, respectively as compensation expense related to these warrants. The warrant had not been exercised as of December 31, 2006.

In May 2005, we issued a warrant to acquire 34,483 shares of common stock with an exercise price of $5.44 per share to a contractor for services rendered. The warrant, which expires five years from issuance, was 50% vested upon issuance with the remaining 50% to vest monthly for 12 months. At December 31, 2006, the warrant is fully vested. The warrant was valued at $36,450 utilizing the Black-Scholes valuation model. In the twelve months ended December 31, 2005, we recognized $28,856 as compensation expense related to these warrants. The warrant had not been exercised as of December 31, 2006.

In May 2005, we issued a warrant to acquire 6,207 shares of common stock with an exercise price of $5.44 per share to a contractor for services rendered. The warrant, which expires five years from issuance, vest monthly over 9 months. At December 31, 2006, the warrant is fully vested. The warrants were valued at $6,561 utilizing the Black-Scholes valuation model. In the twelve months ended December 31, 2005, we recognized $5,103 as compensation expense related to these warrants. The warrant had not been exercised as of December 31, 2006.

In December 2005, we issued a warrant to acquire 16,552 shares of common stock with an exercise price of $0.54 per share to a contractor for services rendered. The warrant, which expires five years from issuance, was fully vested upon issuance. The warrants were valued at $17,496 utilizing the Black-Scholes valuation model which was expensed at issuance. The warrant had not been exercised as of December 31, 2006. In May 2004, we issued a warrant to acquire 403,448 shares of common stock with an exercise price of $0.0001 per share to an entity controlled by our Chairman of the Board, Bill Keating and our COO, Tim Keating, primarily in connection with their employment as independent contractors to perform management related services. The warrant was subsequently transferred to the individual accounts of Mr. Bill and Tim Keating equally. The warrant, which expires three years from issuance, was fully vested upon issuance. The warrants were valued at $526,442 utilizing the APB 25 intrinsic value method and was recognized as compensation expense at the time of issuance since the service period was not defined. The warrant had not been exercised as of December 31, 2006.

In addition, $9,052 of expense and additional paid-in capital was recorded relating to vesting of portions of warrants granted to non-employees in 2006.

As noted above as part of the secondary financing completed in August 2006, we issued 1.2 million warrants as part of the unit sold in the offering. The warrants are exercisable at an exercise price of $6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days. Contemporaneously with the offering the Company listed its shares and units on the NASDAQ Capital Market and Boston Stock Exchange under the ZVUEW and HDEW symbols, respectively. Carl Page, CTO, as part of the purchase of 200,000 units of the offering also received 200,000 warrants.

In February 2006, we granted 68,966 vested warrants exercisable at $2.90 per share to a service provider. The warrants were valued at $1.62 (using an expected volatility of 82.7% (based on our analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of 0%) per a Black-Scholes option pricing method for a total $111,634 charged to operations.

We also issued in February 2006 11,207 warrants at an exercise price of $2.90 per share and 11,207 warrants at an exercise price of $5.80 per share to an investment banking firm for services rendered. These warrants were valued at $1.62 and $1.15 (using an expected volatility of 82.7% (based on our analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of 0%) respectively, for a total value of $30,981 charged to operations. On August 14, 2006 those warrants were cancelled in exchange for $40,625 which represented the intrinsic value of the warrants at the time of cancellation. The amount was recorded as an expense in the twelve months ended December 31, 2006.

Note 16 - Shareholder’s Equity

Preferred Stock

As a result of the reverse merger (See Note 8) completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of Handheld Entertainment, Inc. (privately held California entity) have been retroactively converted to common stock for financial accounting purposes and reflected as such on the balance sheet at December 31, 2005.

Since the reverse merger (See Note 8) completed on February 10, 2006, the Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at December 31, 2006.

Common Stock Issued for Cash

February 2006 Private Placement

In connection with the Merger, through February 22, 2006, we accepted subscriptions for a total of 152.1 units in a private placement, each unit consisting of 17,241 shares of our common stock, at a purchase price of $50,000 per unit (the “Private Placement”). We received gross proceeds from the Private Placement in the amount of $7,605,000 and issued 2,622,414 common shares.

The Private Placement was made solely to ‘‘accredited investors,’’ as defined in Regulation D under the Securities Act. The units and the common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

The common shares issued under the private placement are subject to registration rights pursuant to a registration rights agreement (“the Agreement”). The agreement states that the registration statement shall be (i) filed within 60 days of February 10, 2006, (ii) declared effective within 120 days of the initial filing date and (iii) kept effective until the earlier of (a) 18 months after February 10, 2006 or (b) the date when all registerable securities have been sold. The registration statement was filed on April 11, 2006 and declared effective on August 14, 2006. The Company has exercised a market standoff provision included in the registration rights agreement whereby the shares, subject to the registration statement, will be subject to a 180 day lockup period following the effectiveness of a second registration statement filed by the Company on April 26, 2006 and declared effective on August 14, 2006, which was an underwritten offering.

The Company reevaluated whether the warrants and options previously or currently granted by HHE or the Company may have to be classified as liabilities pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” due to HHE becoming a publicly traded company and due to the registration rights agreement. Management noted all convertible debt, which had been convertible at a variable rate was converted in February 2006 and that the warrants and options are not subject to the registration rights and have fixed exercise prices. In addition, there were no other criteria of EITF 00-19 that would require the warrants and options to be classified as liabilities. Therefore the warrants and option will remain as equity instruments.

The Company did determine however that the registration rights agreement itself is a derivative instrument subject to classification as liability at fair value. We noted that the maximum potential liquidated damages amount would be $456,300 and we will value the derivative liability at fair value subject to that maximum amount. At December 31, 2006 we determined that since we had timely met all our requirements under the registration rights agreement and therefore liquidated damages were no longer applicable, that the fair value of the registration rights agreements using a probability based discounted cash flow model is zero. Additionally, FSP EITF 00-19-2, “Accounting for Registration Payments” was issued in December 2006 and effective immediately. This FSP amends EITF 00-19 to require that potential registration payment arrangements be treated as a contingency pursuant to FASB Statement #5 rather than at fair value. There was no effect of implementing this standard.

Newbridge Securities Corporation served as placement agent in connection with the Private Placement and was credited with placing 13 units. The placement agent received (1) a cash fee of $39,000 (representing 6% of the gross proceeds of the units sold by it in the Private Placement), (2) three-year warrants to purchase 11,207 shares of common stock (representing 5% of the shares sold by it in the Private Placement) at an exercise price of $2.90 per share and (3) additional three-year warrants to purchase 11,207 shares of common stock (representing 5% of the shares sold by it in the Private Placement) at an exercise price of $5.80 per share. Those warrants were cancelled in August 2006 by mutual agreement between the Company and Newbridge Securities Corporation at the time of the effectiveness of the secondary stock offering. As part of that cancellation, the Company paid Newbridge Securities Corporation $40,625 which was approximately the fair value of the outstanding warrants and was recognized as compensation expense.

Offering of Common Stock - Secondary Financing

On August 14, 2006, the Company sold 1.2 million units (consisting of one common share and one five-year warrant to purchase an additional common share) to investors. The units were sold for $4.85 and as a result the Company received net proceeds of approximately $5.1 million after cash offering costs of approximately $800,000. The warrants are exercisable at an exercise price of $6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days. Contemporaneously with the offering the Company listed its shares and units on the NASDAQ Capital Market and Boston Stock Exchange under the ZVUE, ZVUEW and HDE, HDEW symbols, respectively. Mr. Page, our CTO, purchased 200,000 units as part of the secondary offering completed in August 2006 on the same terms as all other investors. The shares are subject to customary restrictions and lock-up conditions.

The underwriters were also granted a 45-day option to purchase an additional 225,000 units to cover over-allotments which they did not exercise. As part of the compensation to the underwriters, the Company sold 120,000 units for $100(fair value of $582,000) to the underwriter which was treated as offering costs and offset against additional paid in capital in the accompanying financial statements. Each unit is identical to the units offered to the public except that the warrant included in the unit has an exercise price of $7.06 or 145% of the unit price in the offering.

On November 5, 2006, the units separated and began trading as common stock and warrants (ZVUEW and HDEW) and trading in the units ceased.

Common Stock Issued for Services

During the twelve months ended December 31, 2006, the Company granted 353,818 common shares to employees for services. The 55,903 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.90 per share for a total of $162,120. All shares granted after March 6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $1,791,446. Subsequent to their issuance, 18,275 shares were cancelled due to the employees not completing the vesting requirements associated with the grant. The value of the cancelled grants was $143,788. Of the total value of $1,953,566, $1,059,079 has been expensed for the twelve months ended December 31, 2006 and $750,700 will be recognized over the future vesting periods.

at December 31, 2006	Total

Vested	164,936
Unvested	170,607
Cancelled	18,275
Total Issued	353,818

During the twelve months ended December 31, 2006, the Company granted 203,227 common shares to non-employees for services rendered. The 159,378 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.90 per share for a total of $462,200. The 43,849 shares granted after March 6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $231,660. Subsequent to their issuance, 10,345 shares were cancelled due to the contractor not completing the vesting requirements associated with the grant. The value of the cancelled grants was $72,750. Of the total shares value of $693,860, $606,735 has been expensed for the twelve months ended December 31, 2006 and $14,375 will be recognized over the future vesting periods.

at December 31, 2006	Total

Unvested	4,158
Vested	188,574
Cancelled	10,345
Total Issued	203,077

In July 2005, the Board of Directors approved the hiring of two consultants, David N. Baker and Joseph Abrams, to assist the Company in effecting a financing transaction that would enable it to achieve its growth strategy. (See Note 18) In consideration for their services the consultants were issued 6% (or 386,834 shares) of the common stock of the Company, on a fully diluted basis, which we valued at $0.90 per share. The shares vested 50% upon the contract date in July 2005 and 50% on December 31, 2005. The shares were issued to the consultants in January 2006 and we recognized compensation expense of $504,819 in December 2005.

Common Stock Issued upon Reverse Merger and Recapitalization

In February 2006, 1,620,690 common shares were deemed issued to the original shareholders of Vika pursuant to a reverse merger and recapitalization of the Company (see Note 8).

Common Stock Issued upon Conversion of Convertible Note

In February 2006, the Company issued 1,789,834 common shares upon conversion of convertible notes and accrued interest of a related party aggregating $4,422,760. The Company recognized a net loss on conversion of $1,008,743 (see Note 12).

Common Stock Issued upon Exercise of Stock Options or Warrants

In December 2006, two holders of common stock warrants, who are members of our Board of Directors, exercised an existing warrant to acquire a combined 72,414 shares of our common stock. One Board member paid for the shares in cash and was issued 41,379 shares with net proceeds to the company of approximately $22,000. The other Board member’s exercise was concluded on a “cashless exercise” basis resulting in no cash to the Company. As a result of that exercise, the Company issued 28,224 unrestricted common shares to the holder.

In April 2006, a holder of a common stock warrant exercised an existing warrant to purchase 321,379 shares of our stock. The exercise was concluded on a “cashless exercise” resulting in no cash to the Company. As a result of the exercise, the Company, on April 27, 2006, issued 305,572 unrestricted common shares to the holder.

Note 17 - Income Taxes

As of December 31, 2006 and 2005, the Company had net operating loss carry forwards of approximately $17,086,000 and $8,488,000 for federal and state tax purposes , which expire in various amounts through 2026. Realization of the deferred tax assets is dependent upon future income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

The effective tax rate differs from the federal statutory rate for the years ended December 31, 2006 and 2005 as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Statutory Federal income tax rate	34%	34%
State income taxes, net of federal benefit	8.8%	8.8%
Increase in valuation allowance	(37.4)%	(34.7)%
Non-deductible expenses	(5.4)%	(8.1)%
	0.0%	0.0%

The tax effects of our temporary differences and carryforwards are as follows at December 31, 2006;

Year ended December 31, 2006
Net operating loss carryforwards	$7,319,000
Stock Options	1,176,000
Other	87,000
Total Deferred Tax Assets	$8,582,000
Valuation Allowance	(8,579,000)
Deferred tax liabilities	(3,000)
Net deferred tax assets	$0

Changes in the valuation allowance for the years ended December 31, are as follows:

	2006	2005
Opening balance	$4,017,000	$2,134,000
Current year adjustment	4,562,000	1,883,000
Ending balance	$8,579,000	$4,017,000

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

Note 18 - Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt and preferred stock to shares of common stock outstanding at December 31, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

	Year ended December 31
	2006	2005
Basic Weighted Average Shares Outstanding	9,788,427	3,319,085

Total Convertible Debt into Common Stock	1,039,445	1,738,393
Less: Anti Dilutive Common Stock due to loss	(1,039,445)	(1,738,393)

Total Stock Options Outstanding	1,866,680	1,704,421
Less: Anti Dilutive Stock Options due to loss	(1,866,680)	(1,704,421)

Total Warrants Outstanding	2,014,482	1,057,624
Less: Anti Dilutive Warrants due to loss	(2,014,482)	(1,057,624)

Diluted Weighted Average Shares Outstanding	9,788,427	2,961,106

In total, at December 31, 2006 and 2005 there were financial instruments convertible into 4,902,607 and 4,500,438, respectively, common shares, which may potentially dilute future earnings per share.

Note 19 - Segment reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consumer Electronics segment. Approximately, 99% and 97% of our sales for the years ended December 31, 2006 and 2005, respectively were to customers in the United States of America; the remaining percentage were principally to customers in Europe.

Note 20 - Settlement Agreement and Mutual Release

On November 6, 2006, the Company agreed to settle its lawsuit against Microsoft Corporation. The lawsuit, filed by the Company on October 12, 2006, alleged infringement of the Company’s “zvue” trademark. In the settlement, the parties agreed to a payment to the Company of $1,850,000, which resulted in net proceeds to the Company of approximately $1.4 million, and to the dismissal of the lawsuit and mutual releases of claims.

Note 21 - Subsequent Events

January 2007 Private Placement

On January 17, 2007, we sold in a private placement 1,276,666 shares of common stock, warrants to purchase 957,500 shares of our common stock at an exercise price of $3.50 per share and warrants to purchase 957,500 shares of our common stock at an exercise price of $4.00 per share, for aggregate gross proceeds of $3.8 million. The private placement was offered to accredited investors pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

NASDAQ Marketplace Rule 4350(i)(1)(D)(ii), requires a company to obtain shareholder approval prior to the issuance of 20% or more of its shares of common stock outstanding before the issuance, if such issuance is for less than the market value of the stock. It was determined that the original liquidated damages provision contained in the warrants, which provides for a decrease in the exercise price (see below) issued in the private placement could have resulted in the issuance of a number of shares equal to more than 20% of our outstanding shares of common stock, at a price less than the market value of the stock. On January 29, 2007, we were advised by the staff of the NASDAQ Stock Market that we regained compliance with this rule, upon amending the liquidated damages provision contained in the warrants issued in the private placement.

Under the terms of the subscription agreement with investors, we were required, to file a registration statement by January 31, 2007, which we did, and obtain its effectiveness by March 15, 2007. If we were unable to complete these conditions, the exercise price of the $3.50 warrant would be reduced by 20% on March 15, 2007 and 10% for every month thereafter. As of March 15, 2007, we did not meet the effectiveness condition and as a result, the exercise price of the $3.50 warrant will be reduced by 20% to $2.80.

The Company reevaluated whether the warrants previously (see Note 15) granted by the Company may have to be classified as liabilities pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” due to the terms of the warrants as discussed above. There were no other criteria of EITF 00-19 that would require the warrants to be classified as liabilities. Therefore the warrants will remain as equity instruments.

Acquisition of UnOriginal.co.uk

On March 26, 2007, we acquired certain assets from Gareth Coote, including all of the assets and business of Unoriginal.co.uk , an internet website that aggregates user-generated content and is based in the United Kingdom. The purchase price for the assets and business of Unoriginal.co.uk was comprised of a combination of $250,000 in cash payable over 15 months beginning April 1, 2007 and $250,000 of our restricted common stock based on the five day average of the closing price preceding the close of the transaction or 92,456 shares. The site, which in February 2007 attracted approximately 900,000 unique monthly visitors, is currently generating ad-based revenues. Additionally, the Company and Mr. Coote entered into a 18 month consulting agreement whereby the Company agreed to pay Mr. Coote $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

We do not expect to record any Goodwill as a result of the transaction. The estimated intangible assets of $535,000 relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date. We do not expect to acquire any material liabilities.

The results of the acquisitions operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition.

This transaction was not deemed to be a material business combination based on the facts and circumstances of the transaction under Statement of FAS # 141 and as result, no pro forma results are required.

Acquisition of PutFile Ltd.

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited. Puftile Limited operates a leading free digital media website, Putfile.com, featuring user-generated content. The purchase price of $7.08 million for Putfile Limited was comprised of a combination of approximately $1,080,000 of cash ($500,000 at closing and $508,000 over the following twelve months) and $6,000,000 of our restricted common stock (2,092,050 shares). The site, which in January 2007 attracted approximately 9.5 million unique monthly visitors, is currently generating ad based revenues.

As part of the purchase agreement, the Company and the Seller entered into an escrow agreement whereby $100,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for one year for any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and Gordon Page, entered into a 2 year consulting agreement whereby the Company agreed to pay Mr. Page $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

We do not expect to record any Goodwill as a result of this transaction and expect to allocate the entire purchase price which is excess of the net assets to intangible assets which we would anticipate amortizing over three years. The estimated intangible assets of relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date.

The results of the acquisitions operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of completing an audit for the two years ended December 31, 2006. Purchase price adjustments following the closing are customary.

Transaction Close Date	February 5, 2007

Estimated Net Current Assets	15,755
Estimated Intangible assets	$7,150,000
Total Assets	$7,165,755
Current Liabilities	—
Net assets acquired	$1,533,408

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results required under the Statement of Financial Accounting Standards No. 141 are below. The preliminary pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2005 and is not intended to be a projection of future results.

UNAUDITED	Year Ended December 31, 2006	Year Ended December 31, 2005

Net Revenues	$4,154,205	$2,218,872
Net Loss	(14,594,857)	(6,736,485)
Net Loss per Share - Basic & Diluted	($1.23)	($1.24)

Conversion of Convertible Notes - Dorks LLC

On January 22, 2007, Zeus converted the entire principal amount of $1,000,000 of its note and the accrued interest of approximately $9,000 into 757,514 shares of our common stock. As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007, which has not been declared effective as of the date of this report. As a result, the Company will recognize a loss on conversion of approximately $1.7 million in the three months ending March 31, 2007.

Conversion of Convertible Notes - FunMansion.com

On March 22, 2007, Aperio notified the Company that it intended to convert its $600,000 note and the accrued interest of approximately $9,000 into common stock on that date. As a result, the Company issued Aperio 98,363 restricted shares of its common stock. The Company intends to include these shares in the registration statement on Form S-3, filed January 30, 2007,  which has not been declared effective as of the date of this report. As a result, the Company recognized a gain on conversion of approximately $340,000 in the three months ending March 31, 2007.

Warrant and Stock Option Grants

Subsequent to December 31, 2006, the Company issued warrants to investors as part of the PIPE financing it completed in January 2007.

	Number of Warrants	Average Exercise Price
Outstanding, December 31, 2006	2,014,482	$4.31
Granted (weighted average fair value of $2.48)	1,915,000	3.40
Exercised	(10,345)	(0.73)
Expired	—	—
Outstanding, March 30, 2007	3,919,137	$3.88

As noted above, under the terms of the subscription agreement with investors, we were required to file a registration statement by January 31, 2007, which we did, and obtain its effectiveness by March 15, 2007. As of March 15, 2007, we did not meet the effectiveness condition and as a result, the exercise price of the $3.50 warrant was reduced by 20% to $2.80.

Subsequent to December 31, 2006, the Company issued options to employees as part of compensation arrangements. Additionally, several former employees exercised options granted under the plan.

	Number of Options	Average Exercise Price
Outstanding, December 31, 2006	1,866,680	$0.60
Granted (weighted average fair value of $2.22)	82,741	3.23
Exercised	(269,160)	(0.54)
Expired	(21,655)	0.96
Outstanding, March 30, 2007	1,658,606	$0.68

Other Common Stock Grants for Services

Subsequent to December 31, 2006, the Company granted 92,761 common shares for services to various service providers and employees valued at the price per share on the day of the grant per share or an aggregate $353,505. The expense will be recognized over the respective service periods.

Item 8- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item was reported in our Current Report on Form 8-K/A filed February 27, 2006.

Item 8A- Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the three month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B- Other Information

None.

PART III

Item 9- Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

NAME	AGE	POSITION
William Keating	50	Chairman of the Board of Directors
Jeffrey Oscodar	49	Director, President & Chief Executive Officer
William J. Bush	42	Chief Financial Officer and Assistant Secretary
Tim Keating	49	Chief Operating Officer
Garrett Cecchini	59	Executive Vice President, Secretary and Founder
Greg Sutyak	51	Executive Vice President, Finance and Operations
Larry Gitlin	54	Vice President of Business Development
Geoffrey Mulligan	55	Director
Carl Page	43	Director and Chief Technical Officer
David Hadley	42	Director
Dr. Carl Goldfischer	48	Director
Robert Austrian	44	Director

Directors and Executive Officers

Bill Keating, Chairman. Mr. Keating has been a member of our board of directors since October 2004. Since 2004, Mr. Keating has been the Chief Executive Officer of Xtend Networks, a division of Vyyo, Inc., a provider of cable television multimedia-service router bandwidth solutions. He is a founding member of Nekei, a venture-catalyst consulting company formed in 2002, and is a 25-year veteran of the technology industry. A number of recent business ventures for which Mr. Keating helped to arrange funding have either gone public or been successfully acquired. These include Moxi Digital (sold to Paul Allen in 2002) and WebTV (sold to Microsoft in 1997). In addition, from 1997 to 2000, Mr. Keating was General Manager at Microsoft TV, a division of Microsoft that provided broadband middleware for worldwide cable, telco and satellite television. From 1993 to 1996, he was Senior Vice President at General Magic, a leading supplier of PDAs and intelligent online services. From 1991 to 1992, he was Vice President and General Manager at Rational Software, a leading supplier of software development tools. From 1985 to 1991, he was Director of Technology Marketing at Sun Microsystems, a leading supplier of workstations, servers and enterprise software platforms.

Jeff Oscodar, Director, President and Chief Executive Officer. Mr. Oscodar has been our President and Chief Executive Officer since November 2004 and a member of our board of directors since May 2005. Prior to joining us, from July 1999 to November 2004, Mr. Oscodar founded and ran Rule 168 Advisors, a consulting firm focused on the commercialization of new technology. At Rule 168, he advised Raytheon on how to turn defense industry applications into valuable commercial operations. In August 1995, Mr. Oscodar co-founded and served as Vice President of Business Development for InfoGear Technology Corporation, then the market leader in building Internet appliance products and services. InfoGear was sold to Cisco Systems for $301 million in March 2000. While at InfoGear, Mr. Oscodar established numerous content partnerships with companies such as Amazon.com, eToys, Time.com, USA Today and Yahoo!. He also developed and launched an international affiliate program that brought InfoGear content to partners in Australia, New Zealand and South Africa.

Bill Bush, Chief Financial Officer. Mr. Bush joined our executive team in January 2006 as acting Chief Financial Officer and became our Chief Financial Officer on June 26, 2006. Mr. Bush brings over 15 years of experience in accounting, financial support and business development. From 2002 to 2005, Mr. Bush was the Chief Financial Officer and Secretary for International Microcomputer Software, Inc. (OTCBB:IMSI.OB), a developer and distributor of precision design software, content and on-line services. Prior to that he was a Director of Business Development and Corporate Controller for Buzzsaw.com. Mr. Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. From 1997 to 1999, Mr. Bush worked as Corporate Controller at Autodesk, Inc. (NASDAQ:ADSK), the fourth largest software applications company in the world. Prior to that, Mr. Bush worked for seven years in public accounting, first with Ernst & Young, and later with Price Waterhouse in Munich, Germany. He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant. He is also a director and chairman of the Audit Committee of Towerstream Corporation (OTCBB: TWER.OB), a leading provider of WIMAX services.

Tim Keating, Chief Operating Officer. Mr. Keating has been our Chief Operating Officer since December 2005. Prior to joining us, he was employed at Intel Corporation for 21 years, most recently as managing director of Intel Capital Europe from January 1998 to October 2002. In that capacity, Mr. Keating oversaw Intel Capital Europe’s equity investments. In addition, Mr. Keating held positions at Intel in engineering, product and brand marketing, channel management and sales management. He held director and General Manager positions at Intel from 1992, when he was the marketing director for the Pentium Processor Division, a position he held from brand development to product launch. Mr. Keating spent the last 12 years in Europe as the general manager of Intel’s Architecture Components and Systems Products Group and Managing Director of Intel Capital Europe. He is a founding member of Nekei, LLC, a venture-catalyst consulting company formed in 2002.

Garrett Cecchini, Executive Vice President and Founder. Mr. Cecchini has served as our Executive Vice President since he founded Handheld in February 2003 and was appointed Secretary in February 2006. Mr. Cecchini has more than 20 years experience in the technology industry, first as a corporate lawyer principally advising technology companies and venture funds in licensing and reorganization matters and then as an entrepreneur. In 1998, he founded Compression Science Corporation, a company which developed advanced broadcast video encoder technology which was sold to Philips Electronics in 2002. From 1991 to 1998, he served as a senior partner at the law firm of Wright Robinson Osthiemer & Tatum LLP and from 1985 to 1991; he served as a senior partner at the law firm of McKenna & Fitting. Mr. Cecchini’s primary duties at Handheld encompass both content licensing and retail marketing and distribution.

Carl Page, Director, Chief Technology Officer. Mr. Page has been with us since we were formed in February 2003, has been a director since June 2004 and currently serves as our Chief Technology Officer. In February 1998, Mr. Page co-founded eGroups, Inc., which was acquired by Yahoo! in 2000 and is now known as Yahoo! Groups, one of the largest Internet community services. Prior to joining us, Mr. Page concentrated on making investments in technology companies.

Greg Sutyak, Executive Vice President, Finance and Operations. Mr. Sutyak has over 25 years of business management and finance experience. He has spent the last 15 years in the high-technology markets, specifically for Internet-based systems, online services and software companies. He spent ten years in banking (Tokai Bank), where he was a Vice President and managed a $100 million portfolio. He then participated in a series of technology ventures. From November 1992 to January 1995, he served as co-founder and Chief Financial Officer at TestDrive Corporation, a mass-market software distribution business, which employed patented technology to electronically market and download intellectual property. TestDrive was successfully developed and sold to a Fortune 100 company, RR Donnelly & Sons (NYSE:RRD). From March 1995 to May 2001, Mr. Sutyak was Chief Financial Officer at audiohighway.com, an online information and entertainment company with one of the largest libraries of free audio content on the Internet. The company also developed and patented one of the industry’s first portable digital audio players. Audiohighway had an initial public offering in 1998 (NASDAQ:AHWY) and achieved a market cap of $300 million. From June 2001 to April 2003, Mr. Sutyak held the position of Chief Financial Officer at DSS Software Technologies, a full-cycle project management and IT consulting company. Mr. Sutyak helped successfully sell the company to Diversinet Corp. (NASDAQ:DVNT), a security software product company that develops, markets and sells identity management security solutions for the secure transmission of data over wireless networks and devices. Mr. Sutyak served as our Chief Financial Officer from May 2003 to January 2006 and has served as our Executive Vice President, Finance and Operations since January 2006.

Larry Gitlin, Vice President of Business Development. For more than 15 years, Mr. Gitlin has gained experience in advanced strategic business development, product development, sales and operations, and specialized in digital media, motion picture and broadcast television, as well as wireless and advanced telecommunications products including advanced DSL, Wi-Fi and PON/FTTX. Mr. Gitlin began running production and post-production companies in the late 1980s and working on films and TV shows as a production manager and line producer, focusing on digital media in 1997. By 2001, Mr. Gitlin had produced and line-produced more than a dozen films and TV shows in Hollywood, and worked on projects including, ‘‘The Mighty Morphin Power Rangers,’’ ‘‘Hell Hunters’’ and ‘‘Firearm’’. From early 2001 until late 2002, Mr Gitlin served as VP of Qwest’s Corporate Business Development group, launching an electronic media delivery product suite trial at Qwest for the entertainment industry. He also co-created a comprehensive security business unit within Qwest for enterprise and government channels that utilized a broad range of IP-based network applications, Infosec, SSL architectures, DIA, VoIP and local-loop access. From 2003 until mid-2004, Mr. Gitlin consulted with several top Silicon Valley firms such as Harmonic, Inc., leaders in compression and optical network products. Mr. Gitlin joined us in July 2004.

Geoff Mulligan, Director. Mr. Mulligan co-founded HHE in February 2003 and has served as a member of our board of directors since that time. Since September 2002, Mr. Mulligan has been Chief Operating Officer of Konami Digital Entertainment, the U.S. subsidiary of the $2.3 billion Japanese developer and publisher of digital entertainment software. From March 2002 to September 2002, Mr. Mulligan served as President and Chief Operating Officer of Xicat Interactive, Inc., a developer of PC entertainment software. From 1991 to 2002, Mr. Mulligan was Senior Vice President of Business Development for Acclaim Entertainment, Inc., a global developer and publisher of entertainment software. Prior to joining Acclaim, Mr. Mulligan was President of Activision International, a consumer electronics and gaming company. He is also one of the founders of the Entertainment Software Association (ESA), the governing body of the $11 billion U.S. entertainment software industry.

Carl Page, Director, Chief Technology Officer. Mr. Page has been with us since we were formed in February 2003, has been a director since June 2004 and currently serves as our Chief Technology Officer. In February 1998, Mr. Page co-founded eGroups, Inc., which was acquired by Yahoo! in 2000 and is now known as Yahoo! Groups, one of the largest Internet community services. Prior to joining us, Mr. Page concentrated on making investments in technology companies.

Dr. Carl Goldfischer, Director. Dr. Goldfischer has been a member of our board of directors since August 2006. Dr. Goldfischer has been a Managing Director of Bay City Capital (BCC) since 2001 and serves on its Board of Directors and Executive Committee. Dr. Goldfischer’s background includes extensive public and private investment and transaction work, as well as clinical trial development knowledge. Prior to joining BCC, Dr. Goldfischer was, from 1996 until mid-2000, Chief Financial Officer of ImCloneSystems where he oversaw financial operations and strategic planning. Previously, Dr. Goldfischer was a Research Analyst with the Reliance Insurance Company, helping to establish its portfolio and presence in the health care investment community. Dr. Goldfischer currently serves as a director for Avera Pharmaceuticals, EnteroMedics, Etex Corporation, MAP Pharma-ceuticals, Metabolex, Poniard Pharmaceuticals, Inc., PTC Therapeutics, and Syntonix Pharmaceuticals. Dr. Goldfischer is also a member of the Board of Trustees of Sarah Lawrence College. He received an MD with honors in Scientific Research from Albert Einstein College of Medicine, and a BA from Sarah Lawrence College.

David Hadley, Director. Mr. Hadley has been a member of our board of directors since August 2006. Mr. Hadley is the founder and president of Hadley Partners, Incorporated.(‘‘HP&Co’’). HP&Co is a boutique financial services firm that provides investment banking, financial advisory and consulting services to middle market and emerging growth companies. HP&Co is a member of the National Association of Securities Dealers. Prior to founding HP&Co in August of 1999, Mr. Hadley was a managing director in the global investment banking group of BT Alex Brown Inc. Mr. Hadley was employed by subsidiaries of Bankers Trust Corporation from 1986 to 1999. He received his MS in Economic History from the London School of Economics and his AB from Dartmouth College. Mr. Hadley is a member of the board of directors of Advise, N.V.

Robert Austrian, Director. Mr. Austrian has been a member of our board of directors since January 2007. Mr. Austrian has been the Chief Executive Officer of Brown & Herbranson Imaging, Inc., a leading developer of 3-D databases of human dentition and human anatomy for medical and educational purposes, since 2006. From 1996 to 2004, Mr. Austrian was a senior software analyst for Banc of America Securities. Mr. Austrian received a Bachelor of Arts degree from Colgate University in 1985 and Masters of Business Administration from New York University, Stern School of Business in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us, none of our directors, officers or beneficial owners of more than 10% of our common stock failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on April 7, 2006. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B, constitutes our Code of Ethics for senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics was included as an exhibit to our registration declared effective on August 14, 2006 and will be available on our website, www.zvue.com. A printed copy of the Code of Ethics may also be obtained free of charge by writing to the Corporate Secretary at Handheld Entertainment, Inc., 539 Bryant Street, Suite 403, San Francisco, California 94107.

Board Committees

Audit Committee. We have established an audit committee of the board of directors, comprised of Geoff Mulligan, Dr. Carl Goldfischer and David Hadley, each of whom are independent directors as required by the listing requirements for The NASDAQ Stock Market. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We have established a compensation committee of the board of directors, comprised of Geoff Mulligan, Robert Austrian and David Hadley. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Nominating Committee. We have established a nominating committee of the board of directors, comprised of Geoff Mulligan, Robert Austrian and David Hadley. The nominating committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies.

Item 10- Executive Compensation

Compensation of Executive Officers

The following Summary Compensation Table sets forth, for the years indicated, all compensation paid, distributed or accrued for services rendered in all capacities by our chief executive officer and our two most highly compensated officers other than the principal executive officer (the “Named Executive Officers”) for the periods presented.

Name	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Jeff Oscodar President and Chief Executive Officer	2006 2005	$290,000 180,000	$400,000 —	$— 390,015	$15,000(2)* — —	$705,000 570,015

Tim Keating Chief Operating Officer	2006 2005	165,000	— —	— —	160,000(3)* 120,000(3)*	325,000 120,000

William Bush Chief Financial Officer	2006 2005	93,409 —	957,500(4) —	— 67,666	156,773(5)* —	1,207,682 67,666

* Perquisites and other personal benefits received by each of Messrs. Oscodar, Keating and Bush did not equal at least $10,000.

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Notes 1 and 15 to our December 31, 2006 financial statements.

(2)	Represents $15,000 of consulting fees.

(3)	Represents $160,000 and $120,000 of consulting fees paid to Mr. Keating through the Company’s agreement with Nekei Consulting LLC.

(4)
Represents two grants of restricted common stock valued at $137,500 and $820,000. The grant of 137,931 restricted common shares valued at $820,000 vests over three years. The grant of 22,919 restricted common shares valued at $137,500 vested upon grant.

(5)	Represents $156,773 of consulting fees.

All compensation including base salary, bonus’s and grants of option and restricted stock are based on market conditions and an estimate of compensation in similar companies as evaluated by the compensation committee.

Employment Arrangements

We have an employment agreement with Jeff Oscodar, our President and Chief Executive Officer, dated as of June 26, 2006. The agreement is for a two-year term, with automatic one-year renewals, unless either party gives 60 days prior notice. Mr. Oscodar is entitled to receive a base salary of $300,000 per year and a bonus, as authorized by our board of directors. He is also provided with medical coverage, vacation time and other benefits that are customary for executive officers in our industry. Mr. Oscodar is to receive, subject to approval by the Board of Directors within 30 days of the commencement of the contract, shares of our common stock valued at $400,000, as a bonus. These shares shall be subject to a twelve-month lock up.

Mr. Oscodar’s employment agreement provides that if his employment is terminated by the Company without cause or by him for good reason, other than after a change of control (as such terms are defined in the agreement), then we are required to pay him a lump-sum severance equal to his base salary and target bonus for the remainder of the term, but in no event less than one-year’s base salary and target bonus, and he is entitled to full vesting of any unvested options or restricted stock. If he is terminated by the Company without cause or he leaves for good reason within 12 months of a change of control, he would be entitled to a lump sum payment equal to three times his base salary and target bonus and full vesting of any unvested options or restricted stock.

Pursuant to the terms of Mr. Oscodar’s previous employment agreement, he was granted stock options exercisable for 298,862 shares of our common stock at an exercise price of $0.5365 per share under our 2003 Stock Option/Stock Issuance Plan. This option has a vesting commencement date of September 1, 2004 and is exercisable as to 1/36 of those shares each month thereafter; however, as of December 31, 2005, our Board of Directors accelerated the vesting of these options with the result of them being fully vested as of that date.

On November 3, 2005, Mr. Oscodar received an additional grant of options to purchase 346,317 shares of our common stock at an exercise price of $0.5365 per share. This option has a vesting commencement date of November 3, 2005 and is exercisable as to 1/36 of those shares each month thereafter; however, as of December 31, 2005, our Board of Directors accelerated the vesting of these options with the result of them being fully vested as of that date.

On June 26, 2006, Bill Bush entered into an employment agreement with us to be our full-time chief financial officer. The agreement is for a two-year term, with automatic one-year renewals, unless either party gives 60 days’ prior notice. Mr. Bush had been acting as our chief financial officer since December 1, 2005, pursuant to a consulting agreement. Pursuant to the terms of his employment agreement, he is entitled to receive a base salary of $180,000 per year and a bonus, as authorized by our board of directors. Additionally, he will, subject to Board of Directors approval, receive a grant of restricted stock of 137,931 shares subject to customary vesting provisions. He is also provided with medical coverage, vacation time and other benefits that are customary for executive officers in our industry. Mr. Bush is to receive, subject to approval by the Board of Directors within 30 days of the commencement of the contract, shares of our common stock valued at $137,500, as a bonus. These shares shall be subject to a twelve-month lock up.

Mr. Bush’s agreement provides that if his employment is terminated by the Company without cause or by him for good reason, other than after a change of control (as such terms are defined in the agreement), then we are required to pay him a lump-sum severance equal to one-year’s base salary and target bonus, and he is entitled to full vesting of any unvested options or restricted stock. If he is terminated by the Company without cause or he leaves for good reason within 12 months of a change of control, he would be entitled to a lump sum payment equal to one and one-half times his base salary and target bonus and full vesting of any unvested options or restricted stock.

In July 2006, we entered into employment agreements with Timothy Keating, Garrett Cecchini, Larry Gitlin and Greg Sutyak (the “Officers”) for them to serve in executive officer capacities. The agreements are for two-year terms, with automatic one-year renewals, unless either party gives 60 days’ prior notice. Pursuant to the terms of these employment agreements, the Officers are entitled to receive a base salary of $180,000 per year and a bonus, as authorized by our board of directors. Additionally, they are also provided with medical coverage, vacation time and other benefits that are customary for executive officers in our industry.

Pursuant to director and officer indemnification agreements entered into with each of our directors and officers, we have agreed to indemnify each of our directors and officers to the fullest extent of the law permitted or required by the State of Delaware.

Stock Options Granted in the year ended December 31, 2006

During the year ended December 31, 2006, none of the Named Executive Officers were granted nor exercised any stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2006.

	Option Awards					Stock Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Jeff Oscodar	11/1/2004	298,862	--	$0.54	10/31/2014	--	$--
	11/3/2005	346,317	--	$0.54	11/2/2015

Tim Keating		--	--	--	--	--	--

William Bush	12/15/2005	23,333	--	$0.54	12/14/2015	103,448	275,172

All grants of options and restricted stock are based on an evaluation by the compensation committee of market conditions and an estimate of compensation in similar companies. Stock and option grants are made in order to incentivize employees to achieve the Company’s business goals and align the interests of the employees with the shareholders of the Company.

Stock Option Plan

We have in place a 2003 Stock Option/Stock Issuance Plan, which we refer to as the ‘‘2003 Plan,’’ which has been approved by our stockholders. The purpose of the 2003 Plan is to further our growth and general prosperity by enabling our employees, contractors and service providers to acquire our common stock, increasing their personal involvement in us and thereby enabling us to attract and retain our employees.

The 2003 Plan, as amended, provides for the granting of options to purchase up to an aggregate of 2,068,965 shares of common stock to our employees, directors and other service providers. Any options that expire prior to exercise will become available for new grants from the ‘‘pool’’ of ungranted options. Options that are granted under the 2003 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code or those that do not qualify as incentive stock options.

Incentive options under the 2003 Plan may not be granted at a purchase price less than the fair market value of our common stock on the date of the grant. Non-qualified options may not be granted at a purchase price less than 85% of fair market value on the date of grant, or, for an option granted to a person holding more than 10% of our voting stock, at less than 110% of fair market value.

The 2003 Plan is currently administered by our board of directors, although we expect that, in the future, it will be administered by a compensation committee appointed by our board of directors. As of March 30, 2007, options to purchase an aggregate of 1,658,006 shares and 124,103 shares of restricted stock were outstanding under the 2003 Plan.

Compensation of Directors

Effective August 1, 2006, the non-employee members of our board of directors receive

•	$10,000 annual retainer payable in four equal installments
•	$500 for each in person meeting of the board of directors attended
•	$250 for each telephonic meeting of the board of directors attended, and
•	An annual grant of 17,241 stock options, which immediately vest, at an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth director compensation as of December 31, 2006.

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
William Keating	$5,750	$—	$72,658	$150,000	(1)	$228,408
Geoff Mulligan	5,250	—	72,658	—		77,908
David Hadley	5,750	—	72,658	—		78,408
Dr. Carl Goldfischer	5,500	—	72,658	—		78,158

(1) Represents $150,000 of compensation related to services provided under the consulting agreement with Nekei Consulting LLC.

(2) Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 15 to our December 31, 2006 financial statements.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2007 the beneficial ownership of our common stock by:

•	Each person who is known by Handheld to own beneficially five percent (5%) or more of our common stock
•	Each director
•	Each executive officer, and
•	All directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (2)

Carl Page	2,758,726 (3)	17.0%
Gordon Robert Page	1,882,845 (4)	11.6%
Jeff Oscodar	708,942 (5)	4.2%
Garrett Cecchini	495,862 (6)	3.0%
Geoff Mulligan	279,310 (7)	1.7%
Bill Keating	218,966 (8)	1.3%
Greg Sutyak	213,793 (9)	1.3%
William Bush	205,597 (10)	1.3%
Tim Keating	201,724 (11)	1.2%
David Hadley	178,762 (12)	1.1%
Larry Gitlin	127,586 (13)	0.8%
Dr. Carl Goldfischer	17,241 (14)	*
Robert Austrian	17,241 (14)	*

All directors and executive officers as a group (12 persons)	5,426,750	30.0%

* less than 1%

(1) Unless otherwise indicated, the business address for each of our directors, executive officers and persons beneficially owning in excess of 5% of our common stock is c/o Handheld Entertainment, Inc., 539 Bryant Street, Suite 403, San Francisco, California 94107.

(2) Applicable percentages are based on 16,173,997 shares of our common stock outstanding on March 30, 2007. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 28, 2007, are deemed outstanding for computing the percentage of the person holding such options and warrants but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, we believe that each of the stockholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3) Includes 44,828 shares issuable upon exercise of options and warrants to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(4) Represents 1,882,845 shares issued to Mr. Page in connection with from the acquisition of Putfile Ltd on February 5, 2007.

(5) Represents 708,942 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(6) Includes 203,448 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(7) Includes 17,241 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007. Shares are jointly held by Mr. Mulligan and his wife.

(8) Includes 17,241 shares issuable upon exercise of options and 201,724 shares issuable upon exercise of warrants to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(9) Represents 213,793 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(10) Includes 23,333 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days. Includes 137,931 restricted shares that vest over three years, 60,344 of which are vested or vest within 60 days after March 30, 2007.

(11) Represents 201,724 shares issuable upon exercise of warrants to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(12) Represents 124,775 shares held by the David & Suzanne Hadley Family Trust Dated 12/18/99 and 36,744 shares held by Hadley Partners Incorporated, an entity controlled by David Hadley, as well as including 17,241 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(13) Represents 127,586 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

(14) Represents 17,241 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 30, 2007.

Item 12- Certain Relationships, Related Transactions and Director Independence

Transactions with our officers, directors, 5% or greater stockholders, and other affiliates are made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third-parties and must be approved by a majority of the independent, disinterested members of our board of directors.

Carl Page Transactions

Starting in December 2003, Carl Page, a member of our board of directors and our Chief Technology Officer, from time to time made cash advances to us which were subsequently converted into notes totaling $3,741,049 to finance our operations. This amount was documented in four separate promissory notes. The principal and interest on three of those notes was convertible into shares of our common stock at different conversion rates. The other note entitled Mr. Page to receive a warrant, which was exercised in December 2006, to purchase 41,379 shares of our common stock with a strike price of $0.5365 per share and which resulted in the Company receiving approximately $22,000.

Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to us and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to us. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to Mr. Page under these notes.

Pursuant to the terms of Mr. Page’s convertible notes, in connection with the reverse merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of our common stock.

In January and February 2006, we received $500,000 in a series of cash advances from Mr. Page. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, Mr. Page agreed to convert the notes and all accrued interest at a rate of $7.134 per share which resulted in the issuance of 71,439 shares of our common stock.

Mr. Page purchased 200,000 units as part of the secondary offering completed in August 2006 on the same terms as all other investors. The shares are subject to customary restrictions and lock-up conditions.

David Hadley Loan Transaction

In December 2003, David Hadley, through the David & Suzanne Hadley Family Trust, a current member of our board of directors, made a loan to us for $15,000 which was repaid in full in May 2006. The note entitled the Trust to receive a warrant, which was exercised on a net basis in December 2006, to purchase 31,034 shares of our common stock with a strike price of $0.5365 per share and which resulted in the Company issuing 28,224 common shares.

Consulting Services of Nekei, LLC

Nekei, LLC is a California consulting company that is wholly owned by Tim Keating, our Chief Operating Officer, and Bill Keating, our Chairman of the Board. From August 2004 through January 2006, Nekei provided a variety of consulting services to us, including management, financial and operational services, as part of the agreement. In January 2006, we entered into an agreement with Nekei memorializing the compensation arrangement for all consulting services provided to us by Nekei and/or its affiliates. Nekei’s compensation consists of the following: (1) a warrant to purchase an aggregate of 403,448 shares of our common stock at an exercise price of $.000145 per share, which was issued in May 2004 and expires in May 2007; (2) a total of $180,000 paid to Nekei and its affiliates prior to January 26, 2006; and (3) $300,000 payable in three equal installments in February, March and April 2006, all of which have been paid. It is not currently anticipated that Nekei will provide further consulting services to us.

The exercise price of the warrant issued to Nekei in May 2004 was equal to the fair market value of our common stock at the time it was granted.

Consulting Services for Financing Transaction

In July 2005, our Board approved the hiring of two consultants, David N. Baker and Joseph Abrams, to assist us in effecting a financing transaction that would enable us to achieve our growth strategy. In consideration for their services, the consultants were issued 6% (or 386,834 shares) of our common stock, on a fully diluted basis. In February 2006, we completed a financing transaction that resulted in gross proceeds of $7,605,000 through the private placement or shares of our common stock.

The Del Mar Consulting Group Investor Relations Agreement

In February 2006, we entered into an agreement with The Del Mar Consulting Group, Inc. to provide us with investor relations services through February 2007. The contract requires them to make certain introductions and represent us to the investment community. In exchange for services rendered, we issued them 137,931 restricted shares of our common stock and a warrant to purchase an additional 68,965 shares of common stock with an exercise price of $2.90 per share. The warrant expires three years from issuance.

Eastech Relationship

Pursuant to a two-year agreement dated June 2003, we purchase our ZVUE products from Eastech, who is designated under the agreement as our sole and exclusive manufacturing partner. This agreement expired in June 2005. Since the expiration date, Eastech has continued to manufacture our ZVUE products based on purchase orders under a Manufacturing Agreement which was extended in January 2007 through December 31, 2008. The agreement also provided for Eastech’s $500,000 investment in series B convertible preferred stock (which was converted into our common stock in the reverse merger) and the grant to Eastech of warrants to purchase 2,758 shares of common stock.

Tim Liou, Eastech’s founder, chairman and CEO served on our board of directors until his resignation in November 2005, which was not the result of any disagreement known to us. Mr. Liou personally invested $100,000 in series D convertible preferred stock (which was converted into our common stock in the reverse merger).

Purchases from Eastech were approximately $4,214,000 and $1,711,000 in 2006 and 2005, respectively. Accounts payable was approximately $2,045,000 at December 31, 2006 and is fully collateralized by substantially all of our assets under a separate security agreement executed in April 2004 and amended in July 2005 and March 2007.

In April 2004, and amended in July 2005 and March 2007, we also executed an accounts receivable financing and escrow agreement with Eastech, whereby accounts payable to Eastech would be deferred and payable from a percentage of receipts of accounts receivable from our customers. The customer payments are made payable to us by the customers but are deposited into a third party escrow account and such escrow agent then disburses the stipulated percentage amounts to both Eastech and us. For our currently shipped ZVUE product, the escrow agreement provides that the proceeds from the escrow account are first distributed to Eastech so that it receives its contract-manufacturing price, and the remainder is distributed to us. During 2005, we began receiving payments directly from Wal-Mart rather than through the escrow agent. See ‘‘Risk Factors’’ for a description of the potential consequences to us as a result of this deviation from the terms of the escrow agreement.

Director Independence

Our board of director is comprised of Jeff Oscodar, Bill Keating, Carl Page, David F. Hadley, Dr. Carl Goldfischer, Geoff Mulligan and Robert B. Austrian. We believe that David F. Hadley, Geoff Mulligan, Robert B. Austrian and Dr. Carl Goldfischer are “independent directors” as that term is defined by NASDAQ Stock Marketplace Rule 4200(a)(15). We were not a party to any transactions, relationships or arrangements with any of our “independent directors” that would be considered in the determination of such directors independence.

We have established audit, nominating and compensation committees of the board of directors. We believe that each director serving on the audit, nominating or compensation committee is independent for purposes of serving on such committee under all applicable rules and regulations of the NASDAQ Stock Market and for purposes of the audit committee Section 10A of the Securities Exchange Act of 1934, as amended.

Item 13- Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

2.1
Agreement of Merger and Plan of Reorganization, dated as of February 10, 2006, by and among the Company, HHE Acquisition, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

2.2
Membership Interest Purchase Agreement, dated November 13, 2006, by and among Handheld Entertainment, Inc. and Zeus Promotions, LLC and John Kowal (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

2.3
Asset Purchase Agreement, dated December 1, 2006, by and among Handheld Entertainment, Inc., Aperio Technologies, Inc. and Mary Dunne (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

2.4
Asset Purchase Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

2.5
Stock Purchase Agreement, by and among, Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2007)

2.6
Asset Purchase Agreement, dated March 26, 2007, by and between Dorks L.L.C. and Gareth Coote (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2007)

3.1
Certificate of Amendment to Certificate of Incorporation of the Company, changing name to Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

3.2
Certificate of Amendment to Certificate of Incorporation of the Company, effecting a 1.45-for-1 reverse stock split name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2006)

10.1
Handheld Entertainment, Inc. 2003 Stock Option/Stock Issuance Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.2	Form of Private Placement Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.3
Form of Handheld Entertainment, Inc. Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.4
Amended and Restated Security Agreement, dated as of July 31, 2005, by and between Eastech Electronics (Taiwan), Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.5
Amended and Restated Accounts Receivable Financing and Escrow Agreement, dated as of July 31, 2005, by and among Eastech Electronics (Taiwan), Inc., Handheld Entertainment, Inc. and Niesar Curls Bartling LLP (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.6
Employment Agreement, dated as of September 1, 2004, by and between Handheld Entertainment, Inc. and Jeffrey Oscodar (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.7
Agreement, dated as of January 26, 2006, by and between Nekei, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.8	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.9
Independent Consulting Agreement, effective as of February 1, 2006, between Handheld Entertainment, Inc. and The Del Mar Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133215) filed with the SEC on April 11, 2006)

10.10
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and William J. Bush (incorporated herein by reference Exhibit to 10.14 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.11
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and Jeff Oscodar (incorporated herein by reference Exhibit to 10.16 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.12
Settlement Agreement and Mutual Release, dated as of November 6, 2006, by and between Handheld Entertainment, Inc. and Microsoft Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006).

10.13
4.7% Secured Convertible Note, due December 31, 2011 made by Handheld Entertainment, Inc. to Zues Promotions, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.14
Registration Rights Agreement, dated November 13, 2006, by and between Zeus Promotions, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.15
Employment Agreement, dated November 13, 2006, by and between John Kowal and Dorks LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.16
Security Agreement, dated November 13, 2006, by and between Handheld Entertainment, Inc and Zeus Promotions, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.17
4.9% Secured Convertible Promissory Note , due December 31, 2011, made by Handheld Entertainment, Inc. to Aperio Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.18
Registration Rights Agreement, dated December 1, 2006, by and between Aperio Technologies, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.19
4.9% Convertible Note , due December 31, 2011, made by Handheld Entertainment, Inc. to John Paul Worsnop (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

10.20
Registration Rights Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.30	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2007)

10.31	Form of Warrant to Purchase Common Stock at $3.50 per share (incorporated herein by reference to Exhibit 10.2 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.32	Form of Warrant to Purchase Common Stock at $4.00 per share (incorporated herein by reference to Exhibit 10.3 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.33	Form of Amendment to the Subscription Agreement and Warrants (incorporated herein by reference to Exhibit 10.4 to Handheld’s Current Report on Form 8-K, filed on January 30, 2007)

10.34
Registration Rights Agreement, dated February 5, 2007, by and among Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.35
Registration Rights Agreement, dated March 26, 2007, by and between Handheld Entertainment, Inc. and Gareth Coote (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006)

10.36
Consultant Agreement, dated March 26, 2007, by and between Handheld Entertainment, Inc. and Gareth Coote (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2006)

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133215) filed with the SEC on April 11, 2006)

21.1*	List of subsidiaries

23.1*	Consent of Salberg & Co.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14 - Principal Accounting Fees and Services

Salberg & Company P.A. has served as independent registered public accounting firm since February 2006 when we became a publicly held Company.  Salberg & Company P.A. was also our independent registered public accounting firm for periods prior to February 2006 when we were privately held.

(1) Audit Fees

Salberg & Company P.A., billed us audit fees in the aggregate amounts of $111,000 and $51,000 during 2006 and 2005, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) Audit-Related Fees

Salberg & Company P.A., billed us audit-related fees in the aggregate amounts of $38,000 and $6,400 during 2006 and 2005, respectively.  These fees relate primarily to the auditors review of our registration statements and related consents, audit of acquired companies or assets and audit related consulting.

(3) Tax Fees

No fees of this sort were billed by Salberg & Company P.A, our principal accountant during 2006 and 2005 and since our inception in 2003.

(4) All Other Fees

No fees of this sort were billed by Salberg & Company P.A. during 2006 and 2005 and since our inception in 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

HANDHELD ENTERTAINMENT, INC.

By:  /s/ JEFFREY OSCODAR

Jeffrey Oscodar
President & Chief Executive Officer (Principal Executive Officer)

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 2, 2007.

By:  /s/ JEFFREY OSCODAR

 Jeffrey Oscodar
President & Chief Executive Officer (Principal Executive Officer)

By:   /s/ WILLIAM J. BUSH

 William J. Bush
Chief Financial Officer (Principal Financial and Accounting Officer)

By:  /s/ WILLIAM KEATING

 William Keating
Chairman of the Board of Directors

By:  /s/ GEOFF MULLIGAN

Geoff Mulligan
Director

By:  /s/ DAVID HADLEY

David Hadley
Director

By:  /s/ DR. CARL GOLDFISCHER

Dr. Carl Goldfischer
Director

By:  /s/ ROBERT AUSTRIAN

Robert Austrian
Director

By:  /s/ CARL PAGE

Carl Page
Chief Technical Officer & Director

INDEX TO EXHIBITS

2.1
Agreement of Merger and Plan of Reorganization, dated as of February 10, 2006, by and among the Company, HHE Acquisition, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

2.2
Membership Interest Purchase Agreement, dated November 13, 2006, by and among Handheld Entertainment, Inc. and Zeus Promotions, LLC and John Kowal (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

2.3
Asset Purchase Agreement, dated December 1, 2006, by and among Handheld Entertainment, Inc., Aperio Technologies, Inc. and Mary Dunne (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

2.4
Asset Purchase Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

2.5
Stock Purchase Agreement, by and among, Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2007)

2.6
Asset Purchase Agreement, dated March 26, 2007, by and between Dorks L.L.C. and Gareth Coote (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2007)

3.1
Certificate of Amendment to Certificate of Incorporation of the Company, changing name to Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

3.2
Certificate of Amendment to Certificate of Incorporation of the Company, effecting a 1.45-for-1 reverse stock split name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2006)

10.1
Handheld Entertainment, Inc. 2003 Stock Option/Stock Issuance Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.2	Form of Private Placement Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.3
Form of Handheld Entertainment, Inc. Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.4
Amended and Restated Security Agreement, dated as of July 31, 2005, by and between Eastech Electronics (Taiwan), Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.5
Amended and Restated Accounts Receivable Financing and Escrow Agreement, dated as of July 31, 2005, by and among Eastech Electronics (Taiwan), Inc., Handheld Entertainment, Inc. and Niesar Curls Bartling LLP (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.6
Employment Agreement, dated as of September 1, 2004, by and between Handheld Entertainment, Inc. and Jeffrey Oscodar (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.7
Agreement, dated as of January 26, 2006, by and between Nekei, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.8	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.9
Independent Consulting Agreement, effective as of February 1, 2006, between Handheld Entertainment, Inc. and The Del Mar Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133215) filed with the SEC on April 11, 2006)

10.10
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and William J. Bush (incorporated herein by reference Exhibit to 10.14 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.11
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and Jeff Oscodar (incorporated herein by reference Exhibit to 10.16 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.12
Settlement Agreement and Mutual Release, dated as of November 6, 2006, by and between Handheld Entertainment, Inc. and Microsoft Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006).

10.13
4.7% Secured Convertible Note, due December 31, 2011 made by Handheld Entertainment, Inc. to Zues Promotions, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.14
Registration Rights Agreement, dated November 13, 2006, by and between Zeus Promotions, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.15
Employment Agreement, dated November 13, 2006, by and between John Kowal and Dorks LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.16
Security Agreement, dated November 13, 2006, by and between Handheld Entertainment, Inc and Zeus Promotions, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.17
4.9% Secured Convertible Promissory Note , due December 31, 2011, made by Handheld Entertainment, Inc. to Aperio Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.18
Registration Rights Agreement, dated December 1, 2006, by and between Aperio Technologies, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.19
4.9% Convertible Note , due December 31, 2011, made by Handheld Entertainment, Inc. to John Paul Worsnop (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

10.20
Registration Rights Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.30	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2007)

10.31	Form of Warrant to Purchase Common Stock at $3.50 per share (incorporated herein by reference to Exhibit 10.2 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.32	Form of Warrant to Purchase Common Stock at $4.00 per share (incorporated herein by reference to Exhibit 10.3 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.33	Form of Amendment to the Subscription Agreement and Warrants (incorporated herein by reference to Exhibit 10.4 to Handheld’s Current Report on Form 8-K, filed on January 30, 2007)

10.34
Registration Rights Agreement, dated February 5, 2007, by and among Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.35
Registration Rights Agreement, dated March 26, 2007, by and between Handheld Entertainment, Inc. and Gareth Coote (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006)

10.36
Consultant Agreement, dated March 26, 2007, by and between Handheld Entertainment, Inc. and Gareth Coote (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2006)

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133215) filed with the SEC on April 11, 2006)

21.1*	List of subsidiaries

23.1*	Consent of Salberg & Co.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.