Form 10QSB
period 2007-03-31
HANDHELD ENTERTAINMENT, INC.
filed 2007-05-15
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number 001-32985

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

As of May 15, 2007, 17,001,333 shares of Issuer’s common stock, with $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format: YES [ ]  NO [X]

HANDHELD ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1- Condensed Financial Statements
HANDHELD ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2007	December 31, 2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents, net	$2,597,545	$3,653,144
Restricted cash	50,000	50,000
Receivable from escrow account	-	90,086
Accounts Receivables, net	233,879	676,582
Inventories, net	651,508	627,832
Prepaid expenses and other current assets	175,016	248,084
Total current assets	3,707,948	5,345,728

Fixed assets, net	262,019	117,043
Capitalized software, net	4,845	5,883
Intangible Asset, Websites, net	10,497,112	3,607,259
Deferred equity offering costs	--	35,528
Deposit and other non-current assets	15,322	15,322

Total assets	$14,487,246	$9,126,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,070,549	$3,969,726
Accrued and other liabilities	1,629,494	962,406
Trade accounts and other obligations payable to officers, affiliates and related parties	62,644	51,995
Total current liabilities	2,762,687	4,984,127

Long term convertible notes	800,000	2,400,000

Total liabilities	3,562,687	7,384,127

Commitments and Contingencies (See Note 7)	-	-

Shareholders' Equity
Common stock, $0.0001 par value; 50,000,000 authorized; 16,281,986 issued and outstanding at March 31, 2007 and 11,613,874 issued and outstanding at December 31, 2006.	1,629	1,161
Additional paid in capital - Warrants and stock options	3,194,256	3,089,011
Additional paid in capital	33,677,867	21,681,638
Accumulated deficit	(25,949,193)	(23,029,174)
Total shareholders' equity	10,924,559	1,742,636

Total liabilities and shareholders' equity	$14,487,246	$9,126,763

See Notes to Condensed Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006

Sales	$389,733	$584,234
Cost of goods sold	336,754	600,704
Gross margin	52,979	(16,470)

Costs and expenses
Sales and marketing	649,996	701,940
General and administrative (including stock based compensation expense of $395,647 and $773,925)	2,167,681	1,698,112
Research and development	172,445	354,425
Total operating expenses	2,990,122	2,754,477

Loss from operations	(2,937,143)	(2,770,947)

Other income and (expense)
Interest income	40,471	24,086
Interest expense	(23,347)	(70,479)
Loss on conversion of debt	--	(1,093,684)
Total other income (expense)	17,124	(1,140,077)

Net Loss	$(2,920,019)	$(3,911,024)

Net loss per share - basic and diluted	$(0.20)	$(0.41)

Weighted Average shares used in computing basic and diluted net loss per share	14,453,245	9,446,644

See Notes to Condensed Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net cash used in operating activities	$(4,245,590)	$(2,626,189)

Cash flows from investing activities:

Cash paid for acquisition of subsidiary, net of cash acquired	(563,420)	--
Cash paid for acquisition of website	(2,088)	--
Purchase of equipment	(118,253)	(15,193)
Purchase of Software Licenses	--	(156,000)
Net cash used in investing activities	$(683,761)	$(171,193)

Cash flows from financing activities:

Proceeds from sale of common stock	3,830,000	7,605,000
Offering costs	(89,283)	(538,953)
Proceeds from exercise of stock options	133,134	--
Short-term borrowings, related parties	--	500,000
Repayments of long-term borrowings	--	(30,000)
Net cash provided by financing activities	$3,873,752	$7,536,047

Net increase (decrease) in cash and cash equivalents	(1,055,599)	4,738,665
Cash and cash equivalents at beginning of period	3,653,144	277,734
Cash and cash equivalents at end of the period	$2,597,545	$5,016,399

	Three months ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes to common stock	$1,400,000	$--
Common stock issued in business combinations	6,250,000	--
Installment payments due from business combinations	830,000
Conversion of notes, related party to common stock	--	3,913,112

See Notes to Condensed Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1. Basis of Presentation

Interim Consolidated Financial Statements

The interim condensed consolidated financial statements have been prepared from the records of Handheld Entertainment, Inc., a Delaware corporation (“we", “us”, “our” or the “Company”) without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the consolidated financial position at March 31, 2007 and the consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006, have been made. The interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB filed on April 2, 2007 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Going Concern

As reflected in the consolidated financial statements included in the annual report on Form 10-KSB filed on April 2, 2007 with the SEC for the year ended December 31, 2006, the Company had a net loss of approximately $12.2 million, negative gross margin of $559,955 and net cash used in operations of approximately $7.1 million for the year ended December 31, 2006 and an accumulated deficit of approximately $23.0 million at December 31, 2006. In addition, for the three months ended March 31, 2007 the Company has a net loss and cash used in operations of $2,920,019 and $4,245,590 and an accumulated deficit of $25,949,193 at March 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturing partner. We may seek additional equity and/or debt financing to sustain our growth strategy. We were able to obtain sufficient funds subsequent to December 31, 2006 (see note 10) to continue in operation and we believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing stockholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

We plan on generating future revenues from the monetization of the traffic to our network of websites and through the sale of our existing and future products through retail establishments. The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

2. Significant Accounting Policies

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2007 include the valuation of accounts receivable and inventories, valuation and amortization periods of intangible assets, valuation of capital stock, options and warrants granted for services, or other non-cash purposes including business combinations, estimates of allowances for sales returns and the estimate of the valuation allowance on deferred tax assets.

Principals of Consolidation

The consolidated financial statements include the accounts of Handheld Entertainment, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency

The accompanying financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

The functional currency of the Company’s subsidiary, Putfile, is the U.S. Dollar, since the acquisition date. Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

At March 31, 2007, one retailer accounted for approximately 54% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues

In the three months ended March 31, 2007, Wal-Mart represented 44% of our revenues and we therefore were materially dependent upon them. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on our results.

Concentration of Supplier

Under a two-year agreement dated June 2003 (“Vendor Agreement”), the Company purchases its primary products from a contract manufacturer located in Taiwan who is designated under the Vendor Agreement as the sole and exclusive manufacturing partner. This Vendor Agreement expired in June 2005, however the Manufacturing Agreement is in place and valid thru December 2008. Although the Vendor Agreement has expired date, the vendor has continued to manufacture the Company’s products, under the Manufacturing Agreement, based on purchase orders.

Manufacturing of our ZVUE product is performed in China by our manufacturing partner. Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated.

Purchases during the three months ended March 31, 2007 and 2006 from our manufacturing partner were approximately $328,000 and $488,000, respectively. Amounts payable due to this vendor at March 31, 2007 were approximately $332,000 and are included in accounts payable. The balance due is fully collateralized by substantially all assets of the Company.

In April 2004, the Company executed a Financing and Escrow agreement and a Security Agreement with the vendor whereby accounts payable to that vendor would be deferred and payable from a percentage of receipts of accounts receivable from the Company’s customers. The customer payments are made payable to the Company by the customers but are deposited into a third party escrow account and such escrow agent then disburses the stipulated percentage amounts to both the Company and the vendor. Under the arrangement, 70% of each receipt was paid to the vendor against the accounts payable, while 30% was remitted to the Company. In July 2005, the Security Agreement was modified to include a lien on substantially all of the assets of the Company. In March 2007, the agreement was further amended to include all products manufactured by the vendor under the Manufacturing Agreement. This arrangement is accounted for as a lending transaction under FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. During 2005 the Company began receiving payments directly from its primary customer rather than through the escrow agent. Certain unknown consequences could result from this deviation from the Financing and Escrow Agreement.

Product Concentration

During the first quarter of 2007, revenues were derived primarily from the sale of one product model the ZVUE model 250.

3. Accounts Receivable

Accounts Receivable at March 31, 2007 were as follows:

Accounts receivable	$ 299,321
Less: Allowance for doubtful accounts	(65,442)
Accounts Receivable, net	$ 233,879

Bad debt expense for the three months ended March 31, 2007 and 2006 was $2,300 and $0, respectively.

4. Inventories

At March 31, 2007, Inventories consists of the following:

Finished Goods	$ 657,758

Less: Valuation Allowance	(6,250)
Total Inventories	$ 651,508

For the three months ended March 31, 2007 and 2006, the Company increased the inventory valuation reserve by $0 and $11,460, respectively, primarily related to sales returns that were charged to cost of goods sold.

5. Acquisitions and Intangible Assets, websites, net

At March 31, 2007 Intangible Assets, net consists of the following:

	Dorks L.L.C.	FunMansion.com	YourdailyMedia.com	Putfile.com	UnOriginal.co.uk	TOTAL
Transaction Close Date	November 13, 2006	December 1, 2006	December 15, 2006	February 5, 2007	March 26, 2007
Amortization Period	3 Years	3 Years	3 Years	3 Years	3 Years

At Cost	$1,533,651	$1,114,758	$1,075,256	$7,067,165	$500,135	$11,290,965
Less: Amortization	(195,018)	(124,413)	(105,279)	(364,576)	(4,567)	(793,853)
Net Book Value	$1,338,633	$990,345	$969,977	$6,702,589	$495,568	$10,497,112

Amortization expense is computed using the straight-line method over the estimated useful life of 3 years. We incurred amortization expenses of $679,400 for the three months ended March 31, 2007. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as of March 31, 2007.

	Dorks L.L.C.	FunMansion.com	YourdailyMedia.com	Putfile.com	UnOriginal.co.uk	TOTAL
Transaction Close Date	November 13, 2006	December 1, 2006	December 15, 2006	February 5, 2007	March 26, 2007

Net Current Assets	--	--	--	$86,688	--	$86,688
Intangible assets	$1,533,651	$1,114,758	$1,075,256	$7,067,165	$500,135	$11,290,965
Total Assets	$1,533,651	$1,114,758	$1,075,256	$7,153,853	$500,135	$11,377,653
Current Liabilities	--	--	--	$86,688	--	$86,688
Net assets acquired	$1,533,651	$1,114,758	$1,075,256	$7,067,165	$500,135	$11,290,965

No Goodwill was recorded as a result of any of the five transactions noted above. The intangible assets relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date.

The results of five acquisition’s operations are included in the consolidated financial statements beginning as of the date of acquisition.

Acquisition of Dorks LLC

On November 13, 2006, we acquired 100% of the membership interests of Dorks, LLC, which operates Dorks.com, a website that aggregates user-generated content, from Zeus Promotions, LLC (“Zeus”). The purchase price of $1.5 million for the membership interests of Dorks, LLC was comprised of a combination of $500,000 in cash and a five-year $1 million secured convertible promissory note in favor of Zeus bearing 4.7% interest and due December 2011. In addition we had $33,651 of acquisition costs. At the completion of the acquisition, the note was convertible into 750,751 shares of our common stock at a fixed conversion price of $1.33 per share.

On January 22, 2007, Zeus converted the entire principal amount of the note and the accrued interest of $9,008 into 757,514 shares of our common stock. As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007, which was declared effective on April 13, 2007.

As part of the purchase agreement, the Company and Zeus entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and John Kowal entered into an 18 month employment agreement whereby the Company agreed to pay Mr. Kowal $1,667 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company. Additionally, under the employment agreement, Mr. Kowal is entitled to certain bonuses if the Company acquires other companies and he is materially involved in those transactions. The bonuses are based on the acquisition price of the target and range from 3 - 5% of the total price, depending on several factors. Under the terms of this agreement, Mr. Kowal was issued 23,342 restricted common shares in 2006 in consideration for his involvement in the FunMansion.com and YourDailyMedia.com transactions.

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

Acquisition of FunMansion.com

On December 1, 2006, we acquired certain assets from Aperio Technologies, Inc. (“Aperio”), including all of the assets and business related to FunMansion.com, an internet website that aggregates user-generated content. The purchase price of $1.1 million for the assets and business of FunMansion.com was comprised of a combination of $500,000 in cash ($350,000 at closing and $150,000 over the following twelve months) and a five-year $600,000 convertible promissory note in favor of Aperio Technologies, Inc. bearing 4.9% interest and due December 2011. In addition we had $14,758 of acquisition costs. At the completion of the acquisition, the note was convertible into 96,899 shares of our common stock at a fixed conversion price of $6.19 per share. The Company could have forced the conversion of the note into its common stock under certain conditions including if the Company trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $12.38.

On March 22, 2007, Aperio notified the Company that it intended to convert the note and the accrued interest of $9,065 into common stock on that date. As a result the Company has issued Aperio 98,363 restricted shares of its common stock. The Company intends to include these shares in the registration statement on Form S-3, filed January 30, 2007, which was declared effective on April 13, 2007

As part of the purchase agreement, the Company and Aperio entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. To date, no claims have been identified.

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

Acquisition of YourDailyMedia.com

On December 15, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $7 million for the assets and business of YourDailyMedia.com was comprised of a combination of $1 million in cash ($200,000 due January 2, 2007 and $60,000 over the following twelve months) and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop. In addition we had $15,256 of acquisition costs. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The note bears interest at a rate of 4.9% per annum and is due December 2011. The Company can force the conversion of the note into its common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date, the Company has not met the conditions to force conversion.

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

Acquisition of Putfile Limited.

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited. Puftile Limited operates a leading free digital media website, Putfile.com, featuring user-generated content. The purchase price of $7.08 million for Putfile Limited was comprised of a combination of approximately $1,060,000 of cash ($500,000 at closing and $500,000 over the following twelve months) and $6,000,000 of our restricted common stock (2,092,050 shares). In addition we had $67,165 of acquisition costs. For accounting purposes, the common shares were valued at $2.87 per share or $6,000,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date. The site, which in January 2007 attracted approximately 9.5 million unique monthly visitors, is currently generating ad based revenues.

As part of the purchase agreement, the Company and the Seller entered into an escrow agreement whereby $100,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for one year for any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and Gordon Page, the prior owner of Putfile, entered into a 2 year consulting agreement whereby the Company agreed to pay Mr. Page $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

We did not record any Goodwill as a result of this transaction and allocated the entire purchase price which is excess of the net assets to intangible assets which we will amortize over three years. The intangible assets relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date.

The results of the acquisitions operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Purchase price adjustments following the closing are customary.

Transaction Close Date	February 5, 2007

Net Current Assets	$86,688
Intangible assets	$7,067,165
Total Assets	$7,153,853
Current Liabilities	$86,688
Net assets acquired	$7,067,165

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results required under the Statement of Financial Accounting Standards No. 141 are below. The preliminary pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2006 and is not intended to be a projection of future results.

UNAUDITED	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Revenues	$408,144	$722,273
Net Loss	$(2,935,060)	$(3,836,258)
Net Loss per Share - Basic & Diluted	$(0.18)	$(0.34)

Acquisition of UnOriginal.co.uk

On March 26, 2007, our wholly-owned subsidiary, Dorks L.L.C., acquired certain assets from Gareth Coote, including all of the assets and business of Unoriginal.co.uk, an internet website that aggregates user-generated content and is based in the United Kingdom. The purchase price for the assets and business of Unoriginal.co.uk was comprised of a combination of $250,000 in cash payable over 15 months beginning April 1, 2007 and $250,000 of our restricted common stock based on the five day average of the closing price preceding the close of the transaction or 92,456 shares. In addition we had $135 of acquisition costs recorded as of March 31, 2007 and expect an additional approximate $20,000 of additional closing costs to be recorded in the next quarter as they are determined. For accounting purposes, the common shares were valued at $2.70 per share or $250,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date. The site, which in February 2007 attracted approximately 900,000 unique monthly visitors, is currently generating ad-based revenues. Additionally, the Company and Mr. Coote entered into an 18 month consulting agreement whereby the Company agreed to pay Mr. Coote $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

We did not record any Goodwill as a result of the transaction. The intangible assets of $500,135 relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date. We did not acquire any material liabilities.

The results of the acquisitions operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition.

This transaction was not deemed to be a material business combination based on the facts and circumstances of the transaction under Statement of FAS # 141 and as result, no pro forma results are required.

6. Debt

The following table details our long-term convertible notes as of March 31, 2007:

Convertible 4.9% Note Payable - YourDailyMedia.com Acquisition	$800,000
$800,000

On December 15, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop and bearing interest at 4.9% and due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The Company can force the conversion of the note into its common stock under certain conditions including if the Company trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date the Company has not met the conditions to force conversion. As of March 31, 2007 we had accrued approximately $15,027 of interest related to the notes.

Conversion of Convertible Notes - Dorks LLC

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

On January 22, 2007, Zeus converted the entire principal amount of $1,000,000 of its note and the accrued interest of approximately $9,000 into 757,514 shares of our common stock. As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007 which was declared effective April 13. 2007.

Conversion of Convertible Notes - FunMansion.com

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

On March 22, 2007, Aperio notified the Company that it intended to convert its $600,000 note and the accrued interest of approximately $9,000 into common stock on that date. As a result, the Company issued Aperio 98,363 restricted shares of its common stock. The Company included these shares in the registration statement on Form S-3, filed January 30, 2007 which was declared effective April 13. 2007.

  All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Management determined the embedded conversion features were not derivatives since the debt qualifies as conventional convertible debt and accordingly each convertible instrument is reflected as one combined instrument in the accompanying consolidated financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date.

The following table details the repayments of the debt detailed above over the next five years ending December 31, 2010 and thereafter:

	Fiscal Year ending December 31,
	2007	2008	2009	2010	2011	2012 and beyond $-

Short Term Debt	$--	$--	$--	$--	$--	$--
Long Term Debt	--	--	--	--	800,000	--
Total Repayments	$--	$--	$--	$--	$800,000	$--

The total interest expense was $23,386 and $70,479 for the three months ended March 31, 2007 and 2006, respectively. Of the $23,386 interest expense recorded in the three months ended March 31, 2007, approximately $22,000 related to the promissory notes issued as part of the acquisitions.

7. Commitments and Contingencies

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2007 there were no pending or threatened lawsuits that could have a material effect on the results of operations.

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

8. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants, vesting of unvested stock and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt and preferred stock to shares of common stock outstanding at March 31, 2007 and 2006, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

	Three Months ended March 31
	2007	2006
Basic Weighted Average Shares Outstanding	14,453,245	9,446,644

Total Convertible Debt into Common Stock	186,306	95,972
Less: Anti Dilutive Common Stock due to loss	(186,306)	(95,972)

Total Stock Options Outstanding	1,785,708	2,471,411
Less: Anti Dilutive Stock Options due to loss	(1,785,708)	(2,471,411)

Total Warrants Outstanding	3,919,137	1,666,055
Less: Anti Dilutive Warrants due to loss	(3,919,137)	(1,666,055)

Total Unvested Stock	415,207	--
Less: Anti Dilutive Unvested stock	(415,207)	--

Diluted Weighted Average Shares Outstanding	14,453,245	9,446,644

In total, at March 31, 2007 and 2006 there were financial instruments convertible into 6,306,358 and 4,233,438 common shares, respectively, which may potentially dilute future earnings per share.

9. Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consumer Electronics segment. Approximately, 100% and 97% of our sales for the three months ended March 31, 2007 and 2006, respectively were to customers in the United States of America; the remaining percentage were principally to customers in Europe.

10. Shareholders’ Equity

Preferred Stock

As a result of the reverse merger (See Note 6) completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of Handheld Entertainment, Inc. (privately held California entity) have been retroactively converted to common stock for financial accounting purposes and reflected as such on the balance sheet at March 31, 2007.

Since the reverse merger completed on February 10, 2006, the Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at March 31, 2007.

Common Stock

Common Stock Issued for Cash

January 2007 Private Placement

On January 17, 2007, we sold in a private placement 1,276,666 shares of common stock, warrants to purchase 957,500 shares of our common stock at an exercise price of $3.50 per share and warrants to purchase 957,500 shares of our common stock at an exercise price of $4.00 per share, for aggregate gross proceeds of $3.83 million or $3.00 per unit.. The private placement was offered to accredited investors pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. Offering costs of $124,909 were charged to additional paid-in capital.

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

Under the terms of the subscription agreement with investors, we were required, to file a registration statement by January 31, 2007, which we did, and obtain its effectiveness by March 15, 2007. As we were unable to obtain its effectiveness by March 15, 2007, the exercise price of the $3.50 warrant was reduced by 20% to $2.80 on March 15, 2007. The registration statement was declared effective on April 13, 2007 completing these conditions.

The Company reevaluated whether the warrants previously granted by the Company may have to be classified as liabilities pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” due to the terms of the warrants as discussed above. There were no other criteria of EITF 00-19 that would require the warrants to be classified as liabilities. Therefore the warrants will remain as equity instruments.

Common Stock Issued for Services

In January 2007 the Company granted 3,000 common shares to employees for services. The shares cliff vest in one year from the grant date and were valued at $9,720 based on the quoted trade price of $3.24 of the Company’s stock on the grant date. The Company recognized $1,620 of expense in the three months ended March 31, 2007. The Company also recognized $65,541 of expense relating to common stock grants of prior periods which have not yet vested. A total of $637,946 will be recognized in future period relating to unvested common stock grants.

The following summarizes the quantity of employee shares granted, vested, unvested and cancelled as of March 31, 2007

Total

Vested	164,936
Unvested	164,897
Cancelled	26,895
Total Issued	356,818

During January and February 2007, the Company granted 89,761 common shares to non-employees for services rendered. The shares vest at various rates through June 2007 and were valued at $262,699 based on the quoted trade price of the Company’s common stock ranging from $2.89 to $3.83 per share on the grant dates. The Company recognized $216,052 of expense in the three months ended March 31, 2007. The Company also recognized $7,188 of expense relating to common stock grants of prior periods which have not yet vested. A total of $53,835 will be recognized in future period relating to unvested common stock grants.

The following summarizes the quantity of non- employee shares granted, vested, unvested and cancelled as of March 31, 2007

Total

Unvested	32,183
Vested	250,310
Cancelled	10,345
Total Issued	292,838

Common Stock Issued upon Exercise of Stock Options or Warrants

During the three months ended March 31, 2007, the Company issued 8,270 common shares upon a cashless exercise of 10,345 warrants.

During the three months ended March 31, 2007 the Company issued 269,165 common shares upon the exercise of 269,165 options for $133,134 of cash proceeds.

Common Stock Issued upon Conversion of Convertible Notes

In January and March 2007, notes holders converted $1,600,000 of principal and $18,065 accrued interest into 855,877 common shares.

Common Stock Issued in Business Combinations

During the three months ended March 31, 2007, the Company issued 2,184,506 common shares in two business combinations valued at a total of $6,250,000 (see Note 5).

Common Stock Options

During the three months ended March 31, 2007the Company granted employee stock options for 65,500 common shares exercisable at $3.24 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $204,587 or $3.12 per option using a Black-Scholes option pricing method with the following assumptions: stock price $3.24, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%. Based on vesting provisions the Company expensed $34,098 relating to these new option grants. In January 2007 the Company also granted employee stock options for 17,241 common shares exercisable at $2.98 per share expiring in 10 years and vested immediately. These options were valued at $49,530 or $2.87 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.87, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%. In the first quarter of 2007 the Company also expensed $21,618 relating to option grants that occurred in November 2006.

11. Subsequent Events

Acquisition of HolyLemon.com

On April 20, 2007, Dorks L.L.C. (“Dorks”), our wholly-owned subsidiary, acquired all of the business and assets of HolyLemon.com (the “Acquired Assets”) from Kieran O’Neill (“O’Neill”) pursuant to an Asset Purchase Agreement (“Agreement”) dated April 20, 2007, for an aggregate purchase price of $900,000 consisting (i) $25,000 in cash payable immediately, (ii) $225,000 in cash, which is payable in twenty-four equal monthly installments commencing on May 1, 2007, and (iii) $650,000 in the Company’s common stock based on the average closing price for the five days preceding the closing or 268,595 common shares (the “Shares”). For accounting purposes, the common shares were valued at $2.42 per share or $650,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date. The purchase price for the Acquired Assets may be increased pursuant to an earn-out provision contained in the Agreement if Holylemon.com generates in excess of 1.7 million unique visitors derived from organic sources per month for three consecutive months during the twelve month period commencing on May 1, 2007. The Company granted O’Neill customary “piggy-back” registration rights with respect to the Shares. Pursuant to the terms of the Agreement, O’Neill may not, directly or indirectly, sell more than one-twelfth (1/12), or 22,383 shares, of the Shares in any thirty-day period for twelve months after the closing of the acquisition notwithstanding any registration of the Shares. In addition, O’Neill entered into a 24-month consulting agreement with the Company to assist in the transition and continuing operations of the Acquired Assets. Under the terms of the consulting agreement, O’Neill will receive $2,000 per month for consulting services. We did not record any Goodwill as a result of the transaction. The intangible assets of $900,000 plus acquisition costs of approximately $15,000 relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date. We did not acquire any material liabilities.

Warrants Activity

Subsequent to March 31, 2007 two related party holders of common stock warrants exercised an existing warrant to purchase 403,448 shares of our stock. The exercise was concluded on a cashless exercise basis resulting in no cash to the company. As a result of the exercise, the Company, in April 2007, issued 403,424 common shares to the holders. After accounting for that conversion, outstanding warrants are as follows:

	Number of Warrants	Average Exercise Price

Outstanding, March 31, 2006	3,919,137	$3.88
Granted	--	--
Exercised	(403,448)	$0.0001
Expired	--	--
Outstanding, May 15, 2006	3,515,689	$3.88

Item 2- Management's Discussion and Analysis or Plan of Operations

Handheld Entertainment, Inc. (“we”, “us”, “our”, or “the Company”) is a Delaware corporation. We design, develop and market portable media players (PMP) and deliver digital content through our website, www.zvue.com.

The following Management’s Discussion and Analysis or Plan of Operations (“MD&A”) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

• Overview, Trends and Business Development;
• Forward Looking Statements;
• Results of Operations;
• Liquidity and Capital Resources;
• Critical Accounting Policies; and
• Factors That May Impact Future Operating Results.

Overview, Trends and Business Development

Corporate History

We were organized in the state of Nevada on February 3, 2003 as Vika Corp. On February 8, 2006, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of reincorporating in the state of Delaware from Nevada. On February 10, 2006, HHE Acquisition, Inc., our newly formed wholly-owned California subsidiary, merged with and into Handheld Entertainment, Inc., a private California corporation. Upon closing of the merger Handheld Entertainment, Inc. became our wholly-owned subsidiary and we succeeded to Handheld Entertainment’ Inc.’s line of business as our sole line of business. In connection with the merger, Handheld Entertainment, Inc. changed its name to HHE Corp. and we changed our name to Handheld Entertainment, Inc. On April 12, 2006, HHE Corp. merged with and into us. On August 14, 2006, we affected a 1.45-for-1 reverse stock split.

Overview

Our mission is to provide 18-35 year olds with video entertainment content on all screens that matters to them. Our library of video content comes to us from both our network of user generated video sites, which have over 525,000 videos that are generated by users and our commercial content partners who have contracted with us to provide us with 12,000 commercially produced videos. We currently provide this video content to approximately 13.7 million unique visitors per month (in January 2007) through a network of websites most of which we have acquired through acquisitions.

We have acquired Dorks.com, FunMansion.com, YourDailyMedia.com, Putfile.com, UnOriginal.co.uk and HolyLemon.com; we have built zvue.com, our commercial web site, and FreeStuff! our own user generated site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Showtime, International Marketing Group, Canadian Broadcasting Corporation and others. We also have over two million songs available for download through our strategic partnerships with content providers, eMusic and Rhapsody.

Our goal is to provide this content, both commercial and user generated, to our audience on PCs and mobile devices, which we believe are the screens that matter to them the most. Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to these websites by selling handheld players and pre & post roll, skyscraper and banner ads.

In addition to our digital media business, we produce our own portable media devices which are sold in mass market distribution under our ZVUE brand. We manufacture products that are value priced and focus on price points below $149.

We also believe that we can capitalize on the synergy between our portable digital entertainment products and our related digital content. We offer consumers access to a large and growing library of audio and video digital content, which integrates with our easy to use mobile devices and is offered at a compelling value. Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from DRM protected commercial content downloaded from our commercial site, ZVUE.com, to user generated content from the “Free STUFF!” section of ZVUE.com, as well as from Dorks.com, Putfile.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com and UnOriginal.co.uk.

We presently sell the ZVUE 250 model of our media player with a suggested retail price of $99, as well as a MP3 player, which comes pre-loaded with music content provided by Sony BMG. In January 2007, we announced a new media player, the ZVUE 260, which is the smallest and lightest ZVUE yet. At 4.16- X 2.4- X 0.5-inches and 3.93 ounces, the ZVUE 260 PMP is comparable to the video iPod in thickness (6/100ths of an inch longer and 7/100ths of an inch thicker), yet weighs close to an ounce less (3.98 ounces versus 4.8 ounces, respectively). The ZVUE 260 features a 2.5-inch active matrix Thin Film Transistor (TFT) backlit screen and supports videos running at up to 30 frames per second (fps) at resolutions of up to 320X240 pixels as well as being the first ZVUE to feature a built-in audio speaker. Entry-level configurations of the Model 260 have a $99 suggested retail price and are expected to be available in mid-2007.

Our media players are sold in more than 2,200 Wal-Mart stores in the United States, InMotion stores, as well as retail store websites, including Amazon.com and WalMart.com. We also have over two million songs available for download through our strategic partnerships with content providers, eMusic and Rhapsody.

Recent Developments

All traffic estimates in this document are internal estimates based on Google Analytics unless stated otherwise.

Acquisition of HolyLemon.com

On April 20, 2007, Dorks L.L.C. (“Dorks”), our wholly-owned subsidiary, acquired all of the business and assets of HolyLemon.com (the “Acquired Assets”) from Kieran O’Neill (“O’Neill”) pursuant to an Asset Purchase Agreement (“Agreement”) dated April 20, 2007, for an aggregate purchase price of $900,000 consisting (i) $25,000 in cash payable immediately, (ii) $225,000 in cash, which is payable in twenty-four equal monthly installments commencing on May 1, 2007, and (iii) $650,000 in the Company’s common stock based on the average closing price for the five days preceding the closing or 268,595 common shares (the “Shares”). The purchase price for the Acquired Assets may be increased pursuant to an earn-out provision contained in the Agreement if Holylemon.com generates in excess of 1.7 million unique visitors derived from organic sources per month for three consecutive months during the twelve month period commencing on May 1, 2007. The Company granted O’Neill customary “piggy-back” registration rights with respect to the Shares. Pursuant to the terms of the Agreement, O’Neill may not, directly or indirectly, sell more than one-twelfth (1/12), or 22,383 shares, of the Shares in any thirty-day period for twelve months after the closing of the acquisition notwithstanding any registration of the Shares. In addition, O’Neill entered into a 24-month consulting agreement with the Company to assist in the transition and continuing operations of the Acquired Assets. Under the terms of the consulting agreement, O’Neill will receive $2,000 per month for consulting services.

Forward Looking Statements

The following information should be read in conjunction with our financial statements and the notes thereto and in conjunction with “Management’s Discussion and Analysis or Plan of Operations” in our Current Report on Form 10-KSB filed on April 2, 2007. This quarterly report on Form 10-QSB, and in particular this “Management’s Discussion and Analysis or Plan of Operations,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the “Factors That May Impact Future Operating Results” section of this Form 10-QSB, as well as contained in the Form 10-KSB. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2007 and 2006 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

	Three Months Ended March 31,				Change from previous year
	2007		2006
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Sales	$389,733	100%	$584,234	100%	($194,501)	-33%
Cost of goods sold	336,754	86%	600,704	103%	(263,950)	-44%
Gross margin	52,979	14%	(16,470)	-3%	69,449	-422%

Costs and expenses
Sales and marketing	649,996	167%	701,940	120%	(51,944)	-7%
General and administrative	2,167,681	556%	1,698,112	291%	469,569	28%
Research and development	172,445	44%	354,425	61%	(181,980)	-51%
Total operating expenses	2,990,122	767%	2,754,477	471%	235,645	9%

Loss from operations	(2,937,143)	-754%	(2,770,947)	-474%	(166,196)	6%

Other income and (expense)
Litigation settlement proceeds, net	-	0%	-	0%	-	n/a
Interest income	40,471	10%	24,086	4%	16,385	68%
Interest expense	(23,347)	-6%	(70,479)	-12%	47,132	-67%
Loss on conversion of debt	-	0%	(1,093,684)	-187%	1,093,684	-100%
Total other income (expense)	17,124	4%	(1,140,077)	-195%	1,157,201	-102%

Net Loss	($2,920,019)	-749%	($3,911,024)	-669%	$991,005	-25%

Sales

Sales were approximately $390,000 during the three months ended March 31, 2007 as compared to approximately $584,000 during the three months ended March 31, 2006, a decrease of approximately $195,000 or 33%. The decrease is primarily due to the decline of sales of the ZVUE Model 250 media player as we prepare for the introduction of the ZVUE Model 260 offset by approximately $77,000 of advertising revenue from our network of websites.

At March 31, 2007, Wal-Mart accounted for approximately 54% of the gross accounts receivable and represented approximately 44% of our revenues for the three months ended March 31, 2007. At March 31, 2006, Wal-Mart accounted for approximately 96% of the gross accounts receivable and represented approximately 97% of our revenues for the three months ended March 31, 2006. As a result, for the periods being reported, we were materially dependent upon this customer for our revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, especially Wal-Mart, would have a material adverse effect on our results.

All of our sales to Wal-Mart during 2007 and 2006 were of our ZVUE 200, 250 and MP3 models. There can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200 or 250. The failure of these events to occur would significantly impact our future sales.

Approximately 100% and 97% of our sales for the three months ended March 31, 2007 and 2006, respectively, were to customers in the United States of America; the remaining percentage were principally to customers in Europe.

Cost of Goods Sold and Gross Margin

Cost of goods sold were approximately $337,000 during the three months ended March 31, 2007 as compared to approximately $601,000 during the three months ended March 31, 2006, a decrease of approximately $264,000 or 44%. The decrease in cost of goods sold during the three months ended March 31, 2007 as compared to the prior year is primarily the result of the decline in sales of the ZVUE product. We purchase our products from Eastech Electronics (Taiwan) Inc., a contract manufacturer located in Taiwan that is the sole manufacturer of our ZVUE product. Purchases during the three months ended March 31, 2007 and 2006 from Eastech were approximately $328,000 and $488,000, respectively.

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMPs which is subject to a manufacturing agreement which expired in January 2007 and was extended in January 2007 through December 31, 2008. Eastech manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. This arrangement greatly reduces our cash needs. However, these terms are expected to change and that may require us to begin to make advance payments for our purchases of inventory and components. Our present relationship gives us both the production capacity and buying power of a much larger company. We do not have alternative financing available and do not maintain a revolving line of credit for purchases.

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

While Gross margin is positive in the three months ended March 31, 2007, we expect that the basic ZVUE product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single use contracts. However, we expect to continue to experience relatively high gross margins from our sales of advertising on our network of websites.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $650,000 during the three months ended March 31, 2007 as compared to approximately $702,000 during the three months ended March 31, 2006, a decrease of approximately $52,000 or 7%. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition related costs. The decrease in these expenses is directly related to reduction of sustaining marketing for the currently shipping version of the ZVUE product (Model 250). We expect to continue to increase marketing and development efforts in the future, including as new versions of the ZVUE are introduced, and as a result expect this class of expenses to increase.

General and Administrative Expenses

General and administrative expenses were approximately $2,200,000 during the three months ended March 31, 2007 as compared to approximately $1,698,000 during the three months ended March 31, 2006, an increase of approximately $470,000 or 28%. Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, non-cash stock based expenses, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of stock options to employees and contractors, which was approximately $396,000 and $774,000 in the three months ended March 31, 2007 and 2006, respectively. We also include amortization expense related to the acquisition of our network of websites in general and administrative expense. In the three months ended March 31, 2007 and 2006, those expenses were approximately $679,000 and $0, respectively

Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

Research and Development Expenses

Research and development expenses were approximately $172,000 during the three months ended March 31, 2007 as compared to approximately $354,000 during the three months ended March 31, 2006, a decrease of approximately $182,000 or 51%. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The decrease in research and development expenses is primarily as a result of the elimination of development work on two proposed versions of the ZVUE product.

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

Interest income

Interest income of approximately $40,000 and $24,000 at March 31, 2007 and 2006 relates to deposits in our depository accounts as a result of funds generated by the sale of common stock.

Interest expense

Interest expense of approximately $23,000 and $70,000 for the three months ended March 31, 2007 and 2006, respectively, was directly related to the interest payable on notes and other borrowings which we have entered into to fund our operations.

Liquidity and Capital Resources

At March 31, 2007, the Company had a cash and cash equivalent balance of approximately $2,598,000 and working capital of approximately $945,000. Net cash used in operations was $4,245,590 for the three months ended March 31, 2007 as compared to net cash used in operations of $2,626,189 for the prior three month period ended March 31, 2006. For the three months ended March 31, 2007, the Company used cash to fund the Company loss of $2,920,019 offset by non-cash items such as expenses related to common stock issued for services of approximately $395,000 and charges related to the amortization of acquired assets of $679,000 and charges under APB 25 related to stock options and warrants issued with intrinsic value to employees of $7,950. There were also changes in assets and liabilities of $2,416,431.

Net cash used in investing activities in the three months ended March 31, 2007 was $683,761 as compared to net cash used in investing activities of $171,193 for the three month period ended March 31, 2006. For the three months ended March 31, 2006, the primary use of the cash was to purchase our newly acquired subsidiary, Putfile, Ltd.

Net cash provided by financing activities in the three months ended March 31, 2007 was $3,873,752 as compared to $7,536,047 for the three month period ended March 31, 2006. The completion of the private placement in January 2007 resulted in gross proceeds to the company of $3,830,000 and a payment of approximately $89,000 in offering costs. The completion of the private placement February 2006 resulted in gross proceeds to the Company of $7,605,000 and a payment of approximately $539,000 in offering costs. For the three months ended March 31, 2006, the Company received $500,000 in proceeds from notes from related parties as compared to $419,500 in the three month period ended March 31, 2005.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. We are seeking additional equity and/or debt financing to sustain our growth strategy. With the completion of the private placement in January 2007 we were able to obtain funds to continue our operations at least through December 2007. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

Factors That May Impact Future Operating Results

Set forth below and elsewhere in this report are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. For a more complete list of risks and uncertainties, see our Current Report on Form 10-KSB filed on April 2, 2007.

RISKS RELATING TO OUR BUSINESS

Since Wal-Mart currently represents approximately 44% of our revenues for the three month period ended March 31, 2007 and if they were no longer our customer, demanded different terms, or did not accept our future planned modes, a negative impact on our revenues would result.

Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 44% of our revenues during the three month period ended March 31, 2007, and 97% of our revenues during the twelve months ended December 31, 2006. While we plan to aggressively market the “ZVUE” product line to other major retailers, other major retailers may not take on the “ZVUE” product line. Consequently, our short-term business plan depends, to a significant extent, on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

All of our sales to Wal-Mart, our largest customer during 2005, were of our ZVUE 200 model, which had been our sole product sold. The majority of our orders shipped to Wal-Mart during 2006 were our ZVUE 200 and ZVUE 250 models, as well as our new MP3 product. We expect the majority of our orders shipped to Wal-Mart during 2007 to be of our ZVUE 250 and 260 models as well as our MP3 player.

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

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMP and MP3 devices. Eastech presently manufactures our PMP and MP3 devices based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. However, our agreement with Eastech expires on December 31, 2008, and these terms are expected to change, which may require us to begin to make advance payments for our purchases of inventory and components. We currently do not have alternative financing available and do not maintain a revolving line of credit for purchases.

Our relationship with Eastech may not continue into the future, and unforeseen events may result in our relationship ending or changing. An adverse change to this relationship would have a material adverse impact on our business and results of operations by, among other things, increasing our costs. The inability or unwillingness of Eastech to continue manufacturing our products on a purchase order basis exposes us to additional risks.

Eastech is one of our investors. In 2004, Eastech purchased 383,142 shares of our series B convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $500,000. In addition, Eastech's founder, chairman and CEO who was a member of our board of directors at the time (he resigned in November 2005), purchased 18,390 shares of our series D convertible preferred stock (which was converted into our common stock in the reverse merger) for an aggregate purchase price of $100,000. The terms of Eastech's relationship with us may be significantly influenced by Eastech's ownership interest. We may not be able to locate replacement manufacturing or assembly facilities from independent parties that would provide payment, supply and other terms equivalent to those provided us by Eastech, particularly in light of the incentive provided by the ownership relationship which would not exist with any successor manufacturer to Eastech.

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

Although we expect to achieve cash flow positive results in the fourth quarter of 2007, there can be no assurance that we will be able to achieve or sustain profitability or positive cash flow by such period, or at all. Based on our history of losses, our independent registered public accounting firm has stated in their report accompanying their audit of our 2006 year-end financial statements that there is substantial doubt about our ability to continue as a going concern. If consumers are slower to embrace our products than we expect, we may not be able to continue operating our business.

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

The handheld entertainment market in which we operate, which includes portable video players, portable stereos, game players, MP3 and CD players and, to a limited degree, personal digital assistants (PDAs) and wireless phones, is very competitive. The content delivery business in which we operate also is very competitive. Consumers have many devices to choose from and many content providers to choose from, such as Apple, Microsoft, Napster, Yahoo, RealAudio, and Wal-Mart, and we must compete with these devices and services in order to sell our ZVUE PMP devices and generate revenues from content, including video content.

Several companies, including Apple, Microsoft, Nintendo, Nokia, Sony, Samsung, Toshiba and Creative Labs, have released, or announced that they are developing, handheld devices featuring digital video playback similar to that offered by us and planned in the future. We cannot guarantee that consumers will choose to purchase our PMP devices, or purchase content through our service, instead of other handheld devices or from other content companies. We also face competition from traditional media outlets such as television (including cable and satellite), radio (terrestrial and satellite), CDs, DVDs, videocassettes and others, and may in the future face competition from new or as yet unknown sources, such as broadband telephone providers. Emerging Internet media sources and established companies entering into the Internet media content market include Time Warner's AOL subsidiary, Microsoft, Apple, Google, Yahoo! and broadband Internet service providers who can be expected to be significant competitors. We expect this competition to become more intense as the market and business models for Internet video content to mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than we can and may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.

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

Our products contain components, including liquid crystal displays, memory chips and microprocessors, from a variety of suppliers. In order for us to have the ZVUE devices manufactured, these components must be available at the right level of quality and at the right price. Some components, such as microprocessors, come from single-source suppliers, and alternative sources would not be available for those components unless we were to redesign the device. Other components, such as our screens, could be obtained from alternative suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, our sole-source manufacturer, Eastech Electronics (Taiwan) Inc. Eastech may not be able to promptly and cost-effectively manufacture the ZVUE devices in sufficient quantities to meet our demand, which would decrease our revenues.

If consumers do not embrace our products our revenues will decline.

During 2005 and 2006, nearly all of our revenues were derived from sales of just a single product, the “ZVUE 200.” Since then, we have begun selling additional products, the “ZVUE 250” and our MP3 player and are planning to introduce the Model 260 in stores in mid 2007. Consumers may not accept our new products, on which future revenues will rely, or adopt our content services. Our financial success will depend largely on our ability to quickly and successfully establish, maintain and increase sales of our new products, including through untested new retail channels of distribution. We have assumed that there is substantial and growing consumer demand for PMP devices priced under $149, on which assumption our business model is substantially reliant. Because our distribution to date has also been largely concentrated in Wal-Mart, a single large well-established retail chain, representing approximately 44% of our revenues for the first quarter of 2007 and 97% of the 2006 fiscal year revenues, our products and content may not achieve the mass market appeal and success on which we have based our plans. Our success is significantly dependent upon the accuracy of our price and positioning assumptions and various other assumptions including design, functionality, and consumer acceptance.

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

The success of our products and services depends upon our interoperability and support for a variety of media formats and, to a lesser extent relating to our future plans, wireless formats. Technical formats and consumer preferences may change over time, and we may be unable to adequately address these changes or have proficiency with new and evolving formats. We may not be able to license technologies, like “codecs” -- compression/decompression -- or DRM - digital rights management -- technology, that are introduced, which would harm consumer and developer acceptance of our products and services.

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

We may liable to third parties for content available or posted on our websites, ZVUE.com, Dorks.com, FunMansion.com, YourDailyMedia.com, Putfile.com, UnOriginal.co.uk and HolyLemon.com, if the music, artwork, text, video or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims by third parties resulting from content available or posted on our websites could be time consuming, result in costly litigation and divert management’s attention.

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

The price of our common stock has fluctuated widely since it began trading on March 6, 2006 ranging from $9.50 to $1.00. Purchases and sales of a substantial number of shares by investors of our common stock, the shorting of our stock or the sale of additional shares by us could result in either significant daily and inter-day increases or decreases in the price of our common stock which could result in significant losses to investors.

If we cannot comply with NASDAQ Marketplace Rules, the market for our common stock may decline.

We have been out of compliance with NASDAQ marketplace rules three times since our stock was listed on the NASDAQ Capital Market in August 2006. We have been able to cure all of these instances, which related to (i) our not having sufficient independent directors (ii) issuing a number of shares of common stock in excess of 20% of our outstanding shares below the current market price of our stock and iii) the issuance of a number shares in excess of 10% of our outstanding common stock in connection with the acquisition of Putfile Ltd and the issuance of common stock outside of a shareholder approved plan. If we are unable to comply with NASDAQ rules in the future our common stock may be delisted from the NASDAQ stock exchange, the market for our stock may decline and investors may suffer capital losses.

Item 3- Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (March 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HANDHELD ENTERTAINMENT, INC.

By: /s/ Jeff Oscodar
Jeff Oscodar
Director, Chief Executive Officer & President

By: /s/ William J. Bush
William J. Bush
Acting Chief Financial Officer (Principal Financial & Accounting Officer)

Date: May 15, 2007

INDEX TO EXHIBITS:

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002