Form 10QSB
period 2007-06-30
HANDHELD ENTERTAINMENT, INC.
filed 2007-08-14
CIK 1309710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☒

As of August 14, 2007, 17,618,987 shares of Issuer’s common stock, with $0.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

HANDHELD ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1- Condensed Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,410,233
Restricted cash	50,000
Accounts Receivables, net	489,357
Inventories, net	641,368
Prepaid expenses and other current assets	183,134
Total current assets	2,774,092

Fixed assets, net	249,002
Intangible Asset, Websites, net	10,413,037
Debt Issue Costs, Net	54,833
Deferred equity offering costs	480,526
Deposit and other non-current assets	19,174

Total assets	$13,990,664

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,134,922
Accrued and other liabilities	1,619,155
Short Term Notes Payable	1,425,000
Trade accounts and other obligations payable to officers, affiliates and related parties	85,120
Total current liabilities	4,264,197

Long term convertible notes	800,000

Total liabilities	5,064,197

Commitments and Contingencies (See Note 10)

Shareholders' Equity
Common stock, $0.0001 par value; 50,000,000 authorized; 17,236,950 issued and outstanding	1,724
Additional paid in capital - Warrants and stock options	2,738,330
Additional paid in capital	35,246,241
Accumulated deficit	(29,059,828)
Total shareholders' equity	8,926,467

Total liabilities and shareholders' equity	$13,990,664

See Notes to Unaudited Condensed Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Sales	$319,043	$591,787	$708,776	$1,176,021
Cost of goods sold	371,895	464,991	708,649	1,065,695
Gross margin	(52,852)	126,796	127	110,326

Costs and expenses
Sales and marketing	803,047	793,568	1,453,043	1,495,508
General and administrative (including stock based compensation expense of $187,091 and $188,424 for the three months ended June 30, 2007 and 2006 and $582,743 and $953,685 for the six months ended June 30, 2007 and 2006)	2,088,524	1,398,245	4,256,205	3,096,357
Research and development	167,629	606,328	340,074	960,753
Total operating expenses	3,059,200	2,798,141	6,049,322	5,552,618

Loss from operations	(3,112,052)	(2,671,345)	(6,049,195)	(5,442,292)

Other income and (expense)
Interest income	19,876	28,763	60,257	52,849
Interest expense	(18,369)	4,747	(41,716)	(65,732)
Gain/(loss) on conversion of debt	—	54,941	—	(1,038,743)
Total other income (expense)	1,417	88,451	18,541	(1,051,626)

Net Loss	($3,110,635)	($2,582,894)	($6,030,654)	($6,493,918)

Net loss per share - basic and diluted	($0.18)	($0.26)	($0.38)	($0.78)

Weighted Average shares used in computing basic and diluted net loss per share	16,869,770	10,113,819	15,809,275	8,322,182

See Notes to Unaudited Condensed Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	($6,191,378)	($5,644,548)

Cash flows from investing activities:
Acquisition of subsidiary, net of $1,479 cash acquired	(732,353)	—
Acquisition of websites	(200,840)	—
Deferred acquisition costs	(480,526)	—
Purchase of equipment	(129,769)	(36,335)
Purchase of software Licenses	—	(208,000)
Net cash used in investing activities	(1,543,488)	(244,335)

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,079,999	7,605,000
Short-term borrowings	1,425,000	—
Short-term borrowings, related parties	—	500,000
Proceeds from exercise of stock options	158,587	—
Repayments of long-term borrowings	—	(79,500)
Short term debt issuance costs	(82,250)	—
Offering Costs - secondary common stock offering	—	(297,373)
Offering Costs - issuance of common stock	(89,381)	(546,412)
Net cash provided by financing activities	5,491,955	7,181,715

Net increase (decrease) in cash and cash equivalents	(2,242,911)	1,292,832
Cash and cash equivalents at beginning of period	3,653,144	277,734
Cash and cash equivalents at end of the period	$1,410,233	$1,570,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD
Interest	$20,257	$—
Taxes	12,935	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued from the acquisition of subsidiaries and websites	$6,900,000	$—
Conversion of notes issued from the acquisition of subsidiaries and websites to common stock	1,618,065	—
Installment payments due from the acquisition of subsidiaries and websites	975,000	—
Conversion of notes due to a related party to common stock		4,452,759

See Notes to Unaudited Condensed Consolidated Financial Statements

HANDHELD ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1. Basis of Presentation

Interim Consolidated Financial Statements

The interim condensed consolidated financial statements have been prepared from the records of Handheld Entertainment, Inc., a Delaware corporation (“we", “us”, “our” or the “Company”) without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the consolidated financial position at June 30, 2007, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, have been made. The interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB filed on April 2, 2007, with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Going Concern

As reflected in the consolidated financial statements included in the annual report on Form 10-KSB filed on April 2, 2007 with the SEC for the year ended December 31, 2006, the Company had a net loss of approximately $12.2 million, negative gross margin of $559,955 and net cash used in operations of approximately $7.1 million for the year ended December 31, 2006 and an accumulated deficit of approximately $23.0 million at December 31, 2006. In addition, for the six months ended June 30, 2007, the Company has a net loss and cash used in operations of $6,030,654 and $6,191,378, respectively, and an accumulated deficit of $29,059,828 at June 30, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturing partner. We may seek additional equity and/or debt financing to sustain our growth strategy. We were able to obtain sufficient funds subsequent to December 31, 2006 (see notes 6, 9 and 10) to continue in operation and we believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing stockholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

Principals of Consolidation

The consolidated financial statements include the accounts of Handheld Entertainment, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency

The accompanying financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

The functional currency of the Company’s subsidiary, Putfile Limited, is the U.S. Dollar, since the acquisition date. Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

Revenue Recognition

Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. We record the associated revenue at the time of the sale net of estimated returns. We also sell our products directly to end-users via the Internet and we record revenue when the product is shipped, net of estimated returns.

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

Advertisement Sales

Revenue from advertisement sales (“ad sales”) includes amounts charged to customers for advertisements placed on our web sites. Advertising revenues are recognized in the period when the advertisements are placed on the web site. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve the use of third party advertising agencies where the Company is the primary obligor and has the risks and rewards of ownership are reported at the gross amount of the advertising revenue, with agency commissions and ad serving fees being reported as cost of revenues. For arrangements where the Company sells direct to advertisers or sells through third parties that have significant control over the sales process, the Company recognizes as revenue only the net proceeds it receives.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

At June 30, 2007, one retailer accounted for approximately 82% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues

In the six months ended June 30, 2007, Wal-Mart represented 61% of our revenues and we therefore were materially dependent upon them. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on our results.

Concentration of Supplier

Under a two-year agreement dated June 2003 (“Vendor Agreement”), the Company purchases its primary products from a contract manufacturer located in Taiwan who is designated under the Vendor Agreement as the sole and exclusive manufacturing partner. This Vendor Agreement expired in June 2005, however the Manufacturing Agreement is in place and valid through December 2008. Although the Vendor Agreement has an expired date, the vendor has continued to manufacture the Company’s products, under the Manufacturing Agreement, based on purchase orders.

Our ZVUE product is produced in China by our manufacturing partner. Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated.

Purchases during the three and six months ended June 30, 2007 from our manufacturing partner were approximately $269,000 and $601,000, respectively. This compares to approximately $1.5 million and $2.0 million, respectively, for the three and six months ended June 30, 2006. Amounts payable due to this vendor at June 30, 2007 were approximately $341,000 and are included in accounts payable. The balance due is fully collateralized by substantially all assets of the Company.

In April 2004, the Company executed a Financing and Escrow agreement and a Security Agreement with the vendor whereby accounts payable to our manufacturing partner would be deferred and payable from a percentage of receipts of accounts receivable from the Company’s customers. The customer payments are made payable to the Company by the customers but are deposited into a third-party escrow account and such escrow agent then disburses the stipulated percentage amounts to both the Company and the vendor. Under the arrangement, 70% of each receipt was paid to the vendor against the accounts payable, while 30% was remitted to the Company. In July 2005, the Security Agreement was modified to include a lien on substantially all of the assets of the Company. In March 2007, the agreement was further amended to include all products manufactured by the vendor under the Manufacturing Agreement. This arrangement is accounted for as a lending transaction under FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. In 2005, the Company began receiving payments directly from its primary customer rather than through the escrow agent. In June 2007, however, this was amended whereby the Company's primary customer deposits payments directly into the excrow account.

Product Concentration

During the first half of 2007, revenues were derived primarily from the sale of one product model, the ZVUE model 250.

3. Accounts Receivable

Accounts Receivable at June 30, 2007 were as follows:

Accounts receivable	$561,524
Less: Allowance for doubtful accounts	(72,167)
Total Accounts Receivable, net	$489,357

The Company recorded bad debt expense of $6,725 and $9,025 for the three and six months ended June 30, 2007, respectively, and none in the same periods of 2006.

4. Inventories

At June 30, 2007, Inventories consist of the following:

Finished Goods	$647,618
Less: Valuation Allowance	(6,250)
Total Inventories	$641,368

For the three and six months ended June 30, 2007, the Company did not change the inventory valuation reserve. During the six months ended June 30, 2007, the Company wrote off inventory of $25,623.  There were no write offs during the three months ended June 30, 2007.

5. Acquisitions and Intangible Assets, websites, net

At June 30, 2007 Intangible Assets, net consists of the following:

	Dorks LLC	FunMansion.com	YourDailyMedia.com	Putfile.com	UnOriginal.co.uk	HolyLemon.com	TOTAL
Transaction Close Date	Nov 13, 2006	Dec 1, 2006	Dec 15, 2006	Feb 5, 2007	March 26, 2007	April 20, 2007
Amortization Period	3 Years	3 Years	3 Years	3 Years	3 Years	3 Years

At Cost	$1,533,651	$1,114,758	$1,075,256	$7,071,275	$500,135	$900,000	$12,195,075
Less: Amortization	(322,351)	(214,320)	(194,908)	(953,963)	(46,245)	(50,251)	(1,782,038)
Net Book Value	$1,211,300	$900,438	$880,348	$6,117,312	$453,890	$849,749	$10,413,037

Amortization expense is computed using the straight-line method over the estimated useful life of 3 years. We incurred amortization expenses of approximately $989,000 and $1,668,000 for the three and six months ended June 30, 2007, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as of June 30, 2007.

	Dorks LLC	FunMansion.com	YourDailyMedia.com	Putfile.com	UnOriginal.co.uk	HolyLemon.com	TOTAL
Transaction Close Date	Nov 13, 2006	Dec 1, 2006	Dec 15, 2006	February 5, 2007	March 26, 2007	April 20, 2007
Tangible Assets	—	—	—	$84,421	—		$84,421
Intangible assets	$1,533,651	$1,114,758	$1,075,256	$7,071,275	$500,135	$900,000	$12,195,075
Total Assets	$1,533,651	$1,114,758	$1,075,256	$7,155,696	$500,135	$900,000	$12,279,496
Total Liabilities	—	—	—	$88,531	—		$88,531
Net assets acquired	$1,533,651	$1,114,758	$1,075,256	$7,067,165	$500,135	$900,000	$12,190,965

No goodwill was recorded as a result of any of the six transactions noted above. The intangible assets relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user-generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date.

The results of the six acquisitions’ operations are included in the consolidated financial statements beginning as of the date of acquisition.

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

As part of the purchase agreement, the Company and Zeus entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. At June 30, 2007, no claims had been identified and the $25,000 was released to Mr. Kowal.

Additionally, the Company and John Kowal entered into an 18 month employment agreement whereby the Company agreed to pay Mr. Kowal $1,667 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company. Additionally, under the employment agreement, Mr. Kowal is entitled to certain bonuses if the Company acquires other companies and he is materially involved in those transactions. The bonuses are based on the acquisition price of the target and range from 3 - 5% of the total price, depending on several factors. Under the terms of this agreement, Mr. Kowal was issued 23,342 and 143,854 restricted common shares in 2006 and 2007, respectively, in consideration for his involvement in various of our acquisition transactions.

Our acquisition of Dorks LLC was not deemed to be a material business combination, as it was determined, based on the facts and circumstances, that it was not an operating business at the date of acquisition under Statement of Financial Accounting Standards No. 141 (“FAS # 141”) and as result, no pro forma results are required. At the date of the acquisition, the website had no, nor had since its inception, specific operating expenses or revenue. We did not record any goodwill as a result of this acquisition.

Acquisition of FunMansion.com

On December 1, 2006, we acquired certain assets from Aperio Technologies, Inc. (“Aperio”), including all of the assets and business related to FunMansion.com, an internet website that aggregates user-generated content. The purchase price of $1.1 million for the assets and business of FunMansion.com was comprised of a combination of $500,000 in cash ($350,000 at closing and $150,000 over the following twelve months) and a five-year $600,000 convertible promissory note in favor of Aperio Technologies, Inc. bearing 4.9% interest and due December 2011. In addition we had $14,758 of acquisition costs. At the completion of the acquisition, the note was convertible into 96,899 shares of our common stock at a fixed conversion price of $6.19 per share. We could have forced the conversion of the note into our common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $12.38.

On March 22, 2007, Aperio notified the Company that it intended to convert the note and the accrued interest of $9,065 into common stock on that date. As a result the Company has issued Aperio 98,363 restricted shares of its common stock. The Company included these shares in the registration statement on Form S-3, filed January 30, 2007, which was declared effective on April 13, 2007

As part of the purchase agreement, the Company and Aperio entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. At June 30, 2007, no claims had been identified and the $25,000 was released to Ms. Mary Dunne who is the owner of Aperio.

Additionally, the Company and Ms. Dunne entered into a 1 year employment agreement whereby the Company agreed to pay Ms. Dunne $2,000 per month for services to be rendered by her to assist the Company in transitioning the acquired entity to the Company.

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

Acquisition of YourDailyMedia.com

On December 15, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash ($200,000 due January 2, 2007 and $60,000 over the following twelve months) and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop. In addition we had $15,256 of acquisition costs. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The note bears interest at a rate of 4.9% per annum and is due December 2011. The Company can force the conversion of the note into our common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date, we have not met the conditions to force conversion.

As part of the purchase agreement, the Company and Mr. Worsnop entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. At June 30, 2007, no claims had been identified and the $25,000 was released to Mr. Worsnop.

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

Acquisition of Putfile Limited

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited. Puftile Limited operates a leading free digital media website, Putfile.com, featuring user-generated content. The purchase price of $7.07 million for Putfile Limited was comprised of a combination of approximately $1,035,000 of cash ($535,000 at closing and $500,000 over the following twelve months) and $6,000,000 of our restricted common stock (2,092,050 shares). In addition we had $32,165 of acquisition costs. For accounting purposes, the common shares were valued at $2.87 per share or $6,000,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date.

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

Transaction Close Date	February 5, 2007
Tangible Assets	$84,421
Intangible assets	$7,071,275
Total Assets	$7,155,696
Total Liabilities	$88,531
Net assets acquired	$7,067,165

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

UNAUDITED	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net Revenues	$408,144	$722,273
Net Loss	($2,935,060)	($3,896,258)
Net Loss per Share - Basic & Diluted	($0.18)	($0.34)

Acquisition of Unoriginal.co.uk

On March 26, 2007, our wholly-owned subsidiary, Dorks LLC, acquired certain assets from Gareth Coote, including all of the assets and business of Unoriginal.co.uk, an internet website that aggregates user-generated content and is based in the United Kingdom. The purchase price for the assets and business of Unoriginal.co.uk was comprised of a combination of $250,000 in cash payable over 15 months beginning April 1, 2007 and $250,000 of our restricted common stock based on the five day average of the closing price preceding the close of the transaction or 92,456 shares. In addition we had $135 of acquisition costs recorded as of June 30, 2007, and expect an additional approximate $20,000 of additional closing costs to be recorded in the next quarter as they are determined. For accounting purposes, the common shares were valued at $2.70 per share or $250,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date. The site, which in February 2007 attracted approximately 900,000 unique monthly visitors, is currently generating ad-based revenues. Additionally, the Company and Mr. Coote entered into an 18 month consulting agreement whereby the Company agreed to pay Mr. Coote $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company.

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

Acquisition of HolyLemon.com

On April 20, 2007, Dorks LLC (“Dorks”), our wholly-owned subsidiary, acquired all of the business and assets of HolyLemon.com (the “Acquired Assets”) from Kieran O’Neill (“O’Neill”) pursuant to an Asset Purchase Agreement (“Agreement”) dated April 20, 2007, for an aggregate purchase price of $900,000 consisting (i) $25,000 in cash payable immediately, (ii) $225,000 in cash, which is payable in twenty-four equal monthly installments commencing on May 1, 2007, and (iii) $650,000 in the Company’s common stock based on the average closing price for the five days preceding the closing or 268,595 common shares (the “Shares”). For accounting purposes, the common shares were valued at $2.42 per share or $650,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date. The purchase price for the Acquired Assets may be increased pursuant to an earn-out provision contained in the Agreement if Holylemon.com generates in excess of 1.7 million unique visitors derived from organic sources per month for three consecutive months during the twelve month period commencing on May 1, 2007. The Company granted O’Neill customary “piggy-back” registration rights with respect to the Shares. Pursuant to the terms of the Agreement, O’Neill may not, directly or indirectly, sell more than one-twelfth (1/12), or 22,383 shares, of the Shares in any thirty-day period for twelve months after the closing of the acquisition notwithstanding any registration of the Shares. In addition, O’Neill entered into a 24-month consulting agreement with the Company to assist in the transition and continuing operations of the Acquired Assets. Under the terms of the consulting agreement, O’Neill will receive $2,000 per month for consulting services. We did not record any Goodwill as a result of the transaction. The intangible assets of $900,000 relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. In addition we expect an additional approximate $25,000 of additional closing costs to be recorded in the next quarter as they are determined. The amortization period for the intangible assets is three years or 36 months from the acquisition date. We did not acquire any material liabilities.

The results of the acquisitions operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition.

This transaction was not deemed to be a material business combination based on the facts and circumstances of the transaction under Statement of FAS # 141 and as result, no pro forma results are required.

6. Debt

The following tables details our short and long-term convertible notes as of June 30, 2007:

8.0% Short Term Notes Payable	$1,425,000
$1,425,000

On June 27, 2007, we sold an aggregate of $1,425,000 principal amount of 8% Notes due July 31, 2007 (“2007 Notes”), pursuant to several subscription agreements between us and each purchaser of 2007 Notes. We received aggregate gross proceeds of $1,425,000 from the sale of 2007 Notes. The 2007 Notes were offered solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On July 31, 2007, we exercised our right under the Notes to require the holders of 2007 Notes to exchange the 2007 Notes for 8% Notes due June 27, 2008 (“2008 Notes”) in principal amount equal to the principal and accrued interest then outstanding on the 2007 Notes for which they are exchanged. Since we exercised our right, we issued to each holder of the Notes warrants to purchase a number of shares of Handheld’s common stock equal to thirty-five percent (35%) of the principal amount of the 2007 Notes held by such holder that we redeemed. The warrants expire on June 27, 2012 and have an exercise price of $1.90 per share and are subject to adjustment as described below. In addition to certain anti-dilution provisions, and subject to certain exceptions, if at any time from June 27, 2007 to December 27, 2007, Handheld issues shares of its common stock or securities exercisable for, or convertible into, shares of its common stock at a price per share that is less than the then effective exercise price of the warrants, then the exercise price of the warrants shall be reduced to such lesser price; provided, however, that the number of shares of Handheld common stock issuable upon exercise of the warrants shall not be proportionally adjusted but shall remain the same.

If Handheld enters into any private placement of equity securities or securities convertible into equity securities while any 2008 Notes are outstanding, then each holder of 2008 Notes shall be entitled, subject to the terms of the 2008 Notes, to participate in such subsequent offering on the same terms and conditions as the other investors therein, except that, in lieu of paying a cash purchase price in the subsequent offering, such holders shall exchange their 2008 Notes for the securities being sold in the subsequent offering. Furthermore, if any subsequent offering raises gross proceeds in excess of $5 million, then subject to the terms of the 2008 Notes, each such note holder that did not elect to participate in the subsequent offering may elect to have the entire principal and accrued interest on such holder’s 2008 Notes prepaid.

Chicago Investment Group (“CIG”) acted as placement agent with respect to the offering of 2007 Notes and received a cash fee equal to $82,250 (7% of the gross proceeds received from investors introduced to Handheld by CIG) and with respect to the 2008 Notes, warrants to purchase an aggregate of 182,250 shares of Handheld’s common stock (100,000 shares plus 7% of the gross proceeds received from investors introduced to us by CIG).

Pursuant to the several subscription agreements, we granted the purchasers of 2007 Notes certain “piggy-back” registration rights with respect to the shares of common stock issuable upon exercise of any warrants that may be issued pursuant to the terms of the 2008 Notes. (See Note 11).

The warrants granted as a result of the exchange of the 2008 notes for the 2007 notes were valued using the Black-Scholes valuation model with the following assumptions: volatility of 182.7 % based on historical volatility analysis, expected term equal to the expiration terms of the warrants, zero expected dividends, and risk free interest rates ranging of 4.55%. We determined that the warrants had a fair value of $1.59 per warrant or a total of approximately $291,000 which will be recorded as a debt issue cost and amortized to interest expense through the June 2008 maturity date of the 2008 Notes.

Convertible 4.9% Note Payable - YourDailyMedia.com Acquisition	$800,000
$800,000

On December 15, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop and bearing interest at 4.9% and due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. We can force the conversion of the note into our common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date we have not met the conditions to force conversion. As of June 30, 2007 we had accrued approximately $25,000 of interest related to the notes.

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

On January 22, 2007, Zeus converted the entire principal amount of $1,000,000 of its note and the accrued interest of approximately $9,000 into 757,514 shares of our common stock. As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007 which was declared effective April 13, 2007.

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

The following table details the repayments of the debt detailed above over the next five years ending December 31, 2011 and thereafter:

	Fiscal Year ending December 31,
	2007	2008	2009	2010	2011	2012 and beyond $-
Short-Term Debt	$—	$1,425,000	$—	$—	$—	$—
Long-Term Debt	—	—	—	—	800,000	—
Total Repayments	$—	$1,425,000	$—	$—	$800,000	$—

The total interest expense was approximately $15, 100 and $37,500 for the three and six months ended June 30, 2007, respectively.

7. Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at June 30, 2007 and 2006, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic Weighted Average Shares Outstanding	16,869,770	10,113,819	15,809,275	8,322,182

Total Unvested Stock	105,264	192,237	105,264	192,237
Less: Anti Dilutive Unvested stock	(105,264)	(192,237)	(105,264)	(192,237)

Total Convertible Debt into Common Stock	186,306	—	186,306	—
Less: Convertible Debt into Common Stock	(186,306)	—	(186,306)	—

Total Stock Options Outstanding	1,608,234	1,704,421	1,608,234	1,704,421
Less: Anti Dilutive Stock Options due to loss	(1,608,234)	(1,704,421)	(1,608,234)	(1,704,421)

Total Warrants Outstanding	3,515,689	827,624	3,515,689	827,624
Less: Anti Dilutive Warrants due to loss	(3,515,689)	(827,624)	(3,515,689)	(827,624)
Diluted Weighted Average Shares Outstanding	16,869,770	10,113,819	15,809,275	8,322,182

In total, at June 30, 2007 and 2006 there were financial instruments convertible into 5,416,953 and 2,724,282 common shares which may potentially dilute future earnings per share.

8. Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consumer Electronics segment. Approximately, 97% and 95% of our sales for the three and six months ended June 30, 2007 , respectively, were to customers in the United States of America; the remaining percentage were principally to customers in Europe. This compares to approximately 100% and 98% of sales in the three and six months ended June 30, 2006, respectively, were to customers in the United States of America; the remaining percentage were primarily to customers in Australia.

9. Shareholders’ Equity

Preferred Stock

As a result of the reverse merger completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of Handheld Entertainment, Inc. (privately held California entity) have been retroactively converted to common stock for financial accounting purposes and reflected as such on the balance sheet at June 30, 2007.

Since the reverse merger completed on February 10, 2006, the Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at June 30, 2007.

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

May 2007 Sale of Common Stock to a Related Party

On May 25, 2007, we sold 149,700 shares of our common stock for a purchase price of $1.67 per share to Carl Page, our CTO and a member of the Board, with total proceeds of approximately $250,000. The purchase price was equal to the closing bid price of the Company’s Common Stock on The NASDAQ Capital Market on the date of the transaction. The sale of the Shares was made pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares have piggyback registration rights.

Common Stock Issued for Services

In January 2007 the Company granted 3,000 common shares to employees for services. The shares cliff vest in one year from the grant date and were valued at $9,720 based on the quoted trade price of $3.24 of the Company’s stock on the grant date. The Company recognized $2,700 of expense in the six months ended June 30, 2007. The Company also recognized approximately $127,000 of expense during the six months ended June 30, 2007 relating to common stock grants of prior periods which have not yet vested. Approximately $544,000 will be recognized in future period relating to unvested common stock grants.

The following summarizes the quantity of employee shares granted, vested, unvested and cancelled as of June 30, 2007:

Total
Vested	223,659
Unvested	100,954
Cancelled	32,205
Total Granted	356,818

During January and February 2007, the Company granted 89,760 common shares to non-employees for services rendered. The shares vest at various rates through June 2007 and were valued at $262,699 based on the quoted trade price of the Company’s common stock ranging from $2.89 to $3.83 per share on the grant dates. The Company recognized approximately $263,000 of expense in the six months ended June 30, 2007. The Company also recognized approximately $14,000 of expense relating to common stock grants of prior periods which have not yet vested. These grants were fully expensed as of June 30, 2007.

The following summarizes the quantity of non-employee shares granted, vested, unvested and cancelled as of June 30, 2007:

Total
Unvested	4,310
Vested	278,333
Cancelled	10,345
Total Granted	292,988

Common Stock Issued upon Exercise of Stock Options or Warrants

During the three months ended June 30, 2007, the Company issued 403,424 common shares upon the cashless exercise of 403,448 warrants. Bill Keating, the chairman of our Board of Directors and Tim Keating, our COO, each cashlessly exercised a warrant for 201,724 shares in the second quarter and received 201,712 shares upon exercise. The Company also issued 8,279 common shares upon the exercise of 10,345 warrants in the first quarter.

During the six months ended June 30, 2007, the Company issued 327,533 common shares upon the exercise of 327,533 options for approximately $159,000 of cash proceeds.

Common Stock Issued upon Conversion of Convertible Notes

In January and March 2007, notes holders converted $1,600,000 of principal and $18,065 accrued interest into 855,877 common shares.

Common Stock Issued in Business Combinations

During the six months ended June 30, 2007, the Company issued 2,453,101 common shares in three business combinations valued at a total of approximately $6.9 million (see Note 5).

Common Stock Options

In January 2007, the Company granted employee stock options 65,500 common shares exercisable at $3.24 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $204,587 or $3.12 per option using a Black-Scholes option pricing method with the following assumptions: stock price $3.24, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%. In the six months ended June 30, 2007, based on vesting provisions, the Company expensed approximately $80,000 relating to these new option grants. In January 2007 the Company also granted employee stock options 17,241 common shares exercisable at $2.98 per share expiring in 10 years and vested immediately. These options were valued at $49,530 or $2.87 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.98, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%. In April 2007 the Company granted employee stock options to pur 9,000 common shares exercisable at $2.37 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $20,561 or $2.28 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.37, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.19%. Year to date, the Company expensed approximately $3,400 relating to these new option grants. In the six months ended June 30, 2007, the Company also expensed approximately $43,000 relating to option grants that occurred in November 2006.

10. Commitments and Contingencies

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2007, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

11.  Subsequent Events

Proposed Acquisition of eBaum’s World, Inc. and Sale of $24 Million of Convertible Notes

On August 1, 2007, the Company entered into an asset purchase agreement with eBaum’s World, Inc., a New York corporation (“eBaum’s World”), whereby the Company’s wholly-owned subsidiary will acquire substantially all of the business and assets and assume certain liabilities of eBaum’s World subject to closing. The purchase price for the assets of eBaum’s World will be up to $52.5 million payable as follows:

•	$15 million in cash at the closing;

•	$5 million in shares of the Company’s common stock will be placed in escrow and payable in 24 installments subject to certain restrictive covenants and the Company’s right to set-off;

•	Up to $2.5 million in cash payable in six quarterly installments following the closing, subject to the achievement of certain development milestones;

•
1,635,056 shares of our common stock (valued at $2.5 million), subject to forfeiture if Eric Bauman, the founder of eBaum’s World, is not continually employed by the Company’s subsidiary for 36 months following the closing; and

•
Up to $27.5 million dollars of “earn out” payments payable in a combination of cash and stock subject to achievement of certain financial and operational milestones of the purchased business over a three year period following the closing.

eBaum’s World has also agreed that, if revenues, as defined in the contract, from the business for the period from July 1, 2007 through June 30, 2008, do not exceed $5 million, then we shall have the right, subject to certain limitations, to reduce the purchase price by not paying $2.5 million dollars worth of either the $2.5 million dollar cash payment or the $5 million stock payment otherwise due or payable as described above or any combination thereof, at the Company's option.

The number of shares of the Company’s common stock to be issued from time to time pursuant to the asset purchase agreement will be calculated by dividing the dollar amount of the purchase price represented thereby by a ten trading day moving average of the closing prices of the Company’s common stock on the Nasdaq Capital Market at the relevant time. Because the number of shares of the Company’s common stock that it may issue as part of the purchase price will depend in part on the market prices of the Company’s common stock at the time that these shares are required to be issued, the number of shares of common stock that the Company will be required to issue cannot be determined at this time and such number of shares may be in excess 20% of the Company’s pre-transaction outstanding shares of common stock. Accordingly, the Company will seek stockholder approval of the acquisition in accordance with the rules of the Nasdaq Stock Market. The Company expects to close the acquisition upon obtaining stockholder approval and upon the satisfaction or waiver of certain closing conditions contained in the asset purchase agreement.

In addition, on August 2, 2007, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (“YA Global”), whereby the Company has agreed to sell and YA Global has agreed to purchase (i) $23 million principal amount of debentures that will be convertible into shares of the Company’s common stock at a conversion price of $1.90 per share; (ii) warrants to purchase 3,026,316 shares of the Company’s common stock at an exercise price of $1.90 per share and (iii) warrants to purchase 2,751,196 shares of the Company’s common stock at an exercise price of $2.09 per share for an aggregate purchase price of $23 million. In addition to certain anti-dilution provisions, and subject to certain exceptions, if at any time while the convertible debt is outstanding, Handheld issues shares of its common stock or securities exercisable for, or convertible into, shares of its common stock at a price per share that is less than the conversion price of the common stock, then the conversion price shall be reduced to such lesser price. The Company expects to use $15 million of the proceeds from the sale of the convertible debentures and warrants to fund the cash portion of the purchase price for the assets of eBaum’s World. Additionally, the Company expects to sell an additional $1 million principal amount of the convertible debentures and the related warrants under substantially the same terms and conditions as the convertible debentures referred to above to Carl Page, our chief technology officer and a member of our board of directors, and Eric Bauman and Neil Bauman, who will enter into employment relationships with our subsidiary at closing.

The Company will have the right to make certain payments due under the convertible debentures in shares of its common stock rather than in cash. The number of shares of the Company’s common stock that may be issued from time to time in payment of principal of and interest under the convertible debentures will be calculated by dividing the dollar amount of the relevant payment by the lesser of (i) $1.90 or (ii) 90% of the lowest daily dollar volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the ten trading days immediately preceding the payment date. Because the number of shares of the Company’s common stock that it may issue as part of such payments will depend in part on market prices of the Company’s common stock around the times that the payments are due, the number of shares that the Company will be required to issue and the prices at which such shares will be issued cannot be determined at this time. The Company may issue a number of shares of its common stock in excess 20% of the Company’s pre-transaction outstanding shares of common stock at prices below the book or market value its common stock. Accordingly, the Company will also seek stockholder approval of the sale of the convertible debentures and in accordance with the rules of the Nasdaq Stock Market. The Company expects to close on the sale of the convertible debentures and warrant upon obtaining stockholder approval and upon the satisfaction or waiver of certain closing conditions contained in the securities purchase agreement.

$5 million Line of Credit - Related Party

On August 13, 2007, the Company entered into an agreement with Carl Page, our chief technology officer and a member of our board of directors, whereby he has agreed to purchase from the Company, from time to time, up to $5 million aggregate principle amount of promisory notes. The notes will bear an interest rate of 6% and will be due January 31, 2008. As part of this agreement, Mr. Page has agreed to exchange $500,000 of such notes for up to $500,000 of the convertible debentures on the same terms and conditions as described above for those notes the Company plans to sell to YA Global. To date the Company has not utilized the line of credit.

Extension of $1.425 million Short-Term Debt

As more fully described in Note 6, on July 31, 2007, we exercised our right under the notes to require the holders of 2007 Notes to exchange the 2007 Notes for 8% Notes due June 27, 2008 in principal amount equal to the principal and accrued interest then outstanding on the 2007 Notes for which they are exchanged. Since we exercised our right, we issued to the holders of the Notes warrants to purchase 498,750 of shares of our common stock in the aggregate. The warrants expire on June 27, 2012 and have an exercise price of $1.90 per share as described more fully in Note 6.

Warrants Activity

Subsequent to June 30, 2007 and concurrent with extension of the short-term notes described in Note 6, we issued 681,000, 5-year warrants expiring July 31, 2012. The warrants have an exercise price of $1.90 and we will recognize interest expense of approximately $1.1 million through the June 2008 maturity date of the 2008 Notes. After accounting for that issuance, outstanding warrants are as follows:

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2007	3,515,689	$4.32
Granted	681,000	$1.90
Exercised	—	—
Expired	—	—
Outstanding, August 14, 2007	4,196,689	$3.93

Other Common Stock Grants for Services

Subsequent to June 30, 2007, the Company granted approximately 764,000 shares of restricted common shares for services to various service providers which are valued at the quoted trading price of the common stock on the respective grant dates for a total value of approximately $1.6 million. The expense will be recognized over the respective service periods.

Item 2- Management's Discussion and Analysis or Plan of Operations

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

Overview

Our mission is to provide 18-35 year olds with video entertainment content on the screens that matter to them. Our library of video content comes to us from both our network of user-generated video sites, which house more than 850,000 videos that are created by users, and our commercial content providers who have contracted with us to provide us with 12,000 commercially produced videos.

We have acquired PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk and we have built ZVUE.com, our commercial web site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Showtime, International Marketing Group, National Lampoon, Canadian Broadcasting Corporation and others. We also have over two million songs available for download through our strategic partnerships with content providers, eMusic and Rhapsody. Our goal is to provide all of this content, both commercial and user generated, to our audience on PCs and mobile devices, which we believe are the screens that most matter to them. Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to these websites by selling pre & post roll, skyscraper and banner ads.

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

In addition to our digital media business, we produce our own portable media devices which are sold in mass market distribution under our ZVUE brand. We manufacture products that are value priced and focus on price points at or below $99. Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from “digital rights management” protected commercial content to user-generated content all from our network of sites.

We presently sell the ZVUE 250 and 260 model of our media player with a suggested retail price of $99, as well as an MP3 player, which comes pre-loaded with music content provided by Sony BMG. In July 2007, we launched a new media player, the ZVUE 260, which is the smallest and lightest ZVUE yet. At 4.16- X 2.4- X 0.5-inches and 3.93 ounces, the ZVUE 260 PMP is comparable to the video iPod in thickness (6/100ths of an inch longer and 7/100ths of an inch thicker), yet weighs close to an ounce less (3.98 ounces versus 4.8 ounces, respectively). The ZVUE 260 features a 2.5-inch active matrix Thin Film Transistor (TFT) backlit screen and supports videos running at up to 30 frames per second (fps) at resolutions of up to 320X240 pixels as well as being the first ZVUE to feature a built-in audio speaker. The player is currently available at WalMart.com and we are in talks with retailers to expand its distribution.

Our media players are sold in more than 2,200 Wal-Mart stores in the United States, InMotion stores, as well as retail store websites, including Amazon.com and WalMart.com.

Recent Developments

Proposed Acquisition of eBaum’s World, Inc. and Sale of $24 Million of Convertible Notes

On August 1, 2007, Handheld Entertainment, Inc., a Delaware corporation (the “Company”), entered into an asset purchase agreement with eBaum’s World, Inc., a New York corporation (“eBaum’s World”), whereby the Company’s wholly-owned subsidiary will acquire substantially all of the business and assets and assume certain liabilities of eBaum’s World subject to closing. The purchase price for the assets of eBaum’s World will be up to $52.5 million payable as follows:

•	$15 million in cash at the closing;

•	$5 million in shares of the Company’s common stock will be placed in escrow and payable in 24 installments subject to certain restrictive covenants and the Company’s right to set-off;

•	Up to $2.5 million in cash payable in six quarterly installments following the closing, subject to the achievement of certain development milestones;

•
Up to 1,635,056 shares of our common stock (valued at $2.5 million), subject to forfeiture if Eric Bauman, the founder of eBaum’s World, is not continually employed by the Company’s subsidiary for 36 months following the closing; and

•
Up to $27.5 million dollars of “earn out” payments payable in a combination of cash and stock subject to achievement of certain financial and operational milestones of the purchased business over a three year period following the closing.

eBaum’s World has also agreed that, if revenues, as defined in the contract, from the business for the period from July 1, 2007 through June 30, 2008, do not exceed $5 million, then we shall have the right, subject to certain limitations, to reduce the purchase price by not paying $2.5 million dollars worth of either the $2.5 million dollar cash payment or the $5 million stock payment otherwise due or payable as described above or any combination thereof, at our option.

The number of shares of the Company’s common stock to be issued from time to time pursuant to the asset purchase agreement will be calculated by dividing the dollar amount of the purchase price represented thereby by a ten trading day moving average of the closing prices of the Company’s common stock on the Nasdaq Capital Market at the relevant time. Because the number of shares of the Company’s common stock that it may issue as part of the purchase price will depend in part on the market prices of the Company’s common stock at the time that these shares are required to be issued, the number of shares of common stock that the Company will be required to issue cannot be determined at this time and such number of shares may be in excess 20% of the Company’s pre-transaction outstanding shares of common stock. Accordingly, the Company will seek stockholder approval of the acquisition in accordance with the rules of the Nasdaq Stock Market. The Company expects to close the acquisition upon obtaining stockholder approval and upon the satisfaction or waiver of certain closing conditions contained in the asset purchase agreement.

In addition, on August 2, 2007, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (“YA Global”), whereby the Company has agreed to sell and YA Global has agreed to purchase (i) $23 million principal amount of debentures that will be convertible into shares of the Company’s common stock at a conversion price of $1.90 per share; (ii) warrants to purchase 3,026,316 shares of the Company’s common stock at an exercise price of $1.90 per share and (iii) warrants to purchase 2,751,196 shares of the Company’s common stock at an exercise price of $2.09 per share for an aggregate purchase price of $23 million. In addition to certain anti-dilution provisions, and subject to certain exceptions, if at any time while the convertible debt is outstanding, Handheld issues shares of its common stock or securities exercisable for, or convertible into, shares of its common stock at a price per share that is less than the conversion price of the common stock, then the conversion price shall be reduced to such lesser price. The Company expects to use $15 million of the proceeds from the sale of the convertible debentures and warrants to fund the cash portion of the purchase price for the assets of eBaum’s World. Additionally, the Company expects to sell an additional $1 million principal amount of the convertible debentures and the related warrants under substantially the same terms and conditions as the convertible debentures referred to above to Carl Page, our chief technology officer and a member of our board of directors, and Eric Bauman and Neil Bauman, who will enter into employment relationships with our subsidiary at closing.

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

Generally accepted accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2007 and 2006 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

	Three Months Ended June 30,				Change from previous		Six Months Ended June 30,				Change from previous
	2007		2006		year		2007		2006		year
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%		$	As % of sales	$	As % of sales	$ Increase / (Decrease)%
Sales	$319,043	100%	$591,787	100%	($272,744)	-46%	$708,776	100%	$1,176,021	100%	$(467,245)	-40%
Cost of goods sold	371,895	117%	464,991	79%	(93,096)	-20%	708,649	100%	1,065,695	91%	(357,046)	-34%
Gross margin	(52,852)	-17%	126,796	21%	(179,648)	-142%	127	0%	110,326	9%	(110,199)	-100%

Costs and expenses
Sales and marketing	803,047	252%	793,568	134%	9,479	1%	1,453,043	205%	1,495,508	127%	(42,465)	-3%
General and administrative	2,088,524	655%	1,398,245	236%	690,279	49%	4,256,205	601%	3,096,357	263%	1,159,848	37%
Research and development	167,629	53%	606,328	102%	(438,699)	-72%	340,074	48%	960,753	82%	(620,679)	-65%
Total operating expenses	3,059,200	959%	2,798,141	473%	261,059	9%	6,049,322	853%	5,552,618	472%	496,704	9%

Loss from operations	(3,112,052)	-975%	(2,671,345)	-451%	(440,707)	16%	(6,049,195)	-853%	(5,442,292)	-463%	(606,903)	11%

Other income and (expense)
Litigation settlement proceeds, net	-	0%	-	0%	-	n/a	-	0%	-	0%	-	n/a
Interest income	19,786	6%	28,763	5%	(8,977)	-31%	60,257	9%	52,849	4%	7,408	14%
Interest expense	(18,369)	-6%	4,747	1%	(23,116)	-487%	(41,716)	-6%	(65,732)	-6%	24,016	-37%
Loss on conversion of debt	-	0%	54,941	9%	(54,941)	-100%	-	0%	(1,038,743)	-88%	1,038,743	-100%
Total other income (expense)	1,417	0%	88,451	15%	(87,034)	-98%	18,541	3%	(1,051,626)	-89%	1,070,167	-102%

Net Loss	(3,110,635)	-975%	(2,582,894)	-436%	($527,741)	20%	(6,030,654)	-851%	(6,493,918)	-552%	$463,264	-7%

Sales

Sales were approximately $319,000 and $709,000 during the three and six months ended June 30, 2007 as compared to approximately $592,000 and $1.2 million during the comparable periods from 2006. The decrease is primarily due to a slow down in sales in Wal-Mart stores of the Model 250 as compared to the Model 200 partially offset by revenues from the sale of banner and skyscraper ads on our network of humor based web sites.

At June 30, 2007, Wal-Mart accounted for approximately 82% of the gross accounts receivable and represented approximately 83% and 61% of our revenues for the three and six months ended June 30, 2007, respectively. At June 30, 2006, Wal-Mart accounted for approximately 91% of the gross accounts receivable and represented approximately 99% and 98% of our revenues for the three and six months ended June 30, 2006. As a result, for the periods being reported, we were materially dependent upon this customer for our revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, especially Wal-Mart, would have a material adverse effect on our results.

All of our sales to Wal-Mart during 2007 are of our ZVUE Model 250 model while 2006 consisted primarily of the ZVUE Model 200. While we are currently selling the ZVUE Model 260 to walmart.com, there can be no assurance that the Wal-Mart retail stores will accept the Model 260 or our additional models if, and when, our shipments of future models commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200 or 250. The failure of these events to occur would significantly impact our future sales.

Approximately 95% and 97% of our sales for the three and six months ended June 30, 2007 were to customers in the United States of America; the remaining percentage were principally to customers in Europe. This compares to approximately 100% and  98% to customers in the United States of America for the three and six months ended June 30, 2006.

Cost of Goods Sold

The decrease in cost of goods sold during the three and six months ended June 30, 2007 as compared to the prior year is primarily the result of the reduction of unit sales of the ZVUE product. The ZVUE Model 250 is near the end of its lifecycle, and as expected, sales have begun to diminish. We purchase our products from Eastech Electronics (Taiwan) Inc., a contract manufacturer located in Taiwan that is the sole manufacturer of our ZVUE product. Purchases during the six months ended June 30, 2007 from Eastech were approximately $601,000. There were essentially no purchases during the three months ending June 30, 2007 due to a focus on selling the remaining Model 250 in inventory in anticipation of the arrival of new Model 260 players. This compares to purchases of approximately $1.5 million and $2.0 million, respectively for the three and six months ended June 30, 2006.

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMP’s which is subject to a manufacturing agreement which expires in December 2008. Eastech manufactures our PMPs based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. This arrangement greatly reduces our cash needs. However, these terms are expected to change and that may require us to begin to make advance payments for our purchases of inventory and components. Our present relationship gives us both the production capacity and buying power of a much larger company. We do not have alternative financing available and do not maintain a revolving line of credit for purchases.

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

Gross Margin

While gross margin was positive for the six months ended June 30, 2007 as a result of our control of the expense related to production of our handheld media player we cannot guarantee that we will have positive gross margins in the future. We have historically experienced a negative gross margin as a result of expenses related to the introduction of the product into retail distribution, the subsequent expansion of the product’s distribution and the effect of higher component costs associated with low volume production. We expect that the basic product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single-use contracts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel, commissions, advertising, printing and customer acquisition-related costs. These costs have remained essentially level in the three and six months ended June 30, 2007 as compared to the same periods from the previous year. This is directly related to cost reductions for the hardware component of our business offset by marketing investments in the content business. We have made marketing investments in personnel and promotional expenses related to the content business to accelerate the growth of this high margin component of our business strategy. We may increase marketing and development efforts in the future as our content business grow, or as new versions of the ZVUE are introduced.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of restricted common stock and common stock options to employees and contractors, which was approximately $188,000 and $583,000 in the three and six months ended June 30, 2007 as compared to approximately $188,000 and $954,000 in the three and six months ended June 30, 2006, respectively. We also include amortization expense related to the acquisition of our network of websites in general and administrative expense. In the three and six months ended June 30, 2007 those expenses were approximately $989,000 and $1.7 million, respectively as compared to $0 for both periods from the prior year.

Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

Research and Development Expenses

Research and development expenses were approximately $167,000 and $340,000 during the three and six months ended June 30, 2007 as compared to approximately $606,000 and $961,000 during the three and six months ended June 30, 2006, a decrease of approximately 72% and 65%, respectively. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The decrease in research and development expenses is primarily as a result of the elimination of development work on two proposed versions of the ZVUE product and our movement to a hardware model which utilizes low cost components which we do not need to do significant development work to integrate into our products.

We continue to closely monitor development expenses to ensure that we have maximum leverage while maintaining our ability to continually develop new products. While we expect to continue to make an investment in research and development we do not expect it to be a significant component of our cost structure. This change reflects our de-emphasis of basic development in the design and manufacture of our products.

Interest income

Interest income of approximately $20,000 and $60,000 for the three and six months ended June 30, 2007 relate to deposits in our depository accounts as a result of funds generated by the private placement concluded in January 2007. Interest income from three and six months ended June 30, 2006 relates to cash balances resulting from the private placement concluded in February 2006.

Interest expense

Interest expense of approximately $22,400 and $37,500 for the three and six months ended June 30, 2007 were directly related to the interest payable on notes and other borrowings which we have entered into to fund our operations and acquisitions. These amounts compare to approximately ($5,000) and $66,000 for the three and six months ended June 30, 2006, which result from interest on borrowing which were subsequently converted to common stock.

Gain/(Loss) on conversion of debt

Starting in December 2003, a member of our board of directors and our Chief Technology Officer (the “Lender” and “CTO”) from time to time made cash advances to HHE which were subsequently converted into notes totaling $3,741,049 to finance HHE’s operations. Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to HHE and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to HHE. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to the Lender pursuant to these notes. Pursuant to the terms of the Lender’s convertible notes, in connection with the Merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of the Company’s common stock. The Company recognized a loss on conversion of $1,093,684.

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

Liquidity and Capital Resources

At June 30, 2007, the Company had a cash and cash equivalent balance of approximately $1.4 million and negative working capital of approximately $1.5 million. Net cash used in operations was approximately $6.2 million for the six months ended June 30, 2007 as compared to net cash used in operations of approximately $5.6 million for the six month period ended June 30, 2006. For the six months ended June 30, 2007, the Company used cash to fund the Company loss of approximately $6.0 million offset by non-cash items such as expenses related to the issuance of common stock, common stock options and warrants to employees and service providers of approximately $583,000 and amortization expenses related to acquisitions of $1.7 million.

Net cash used in investing activities in the six months ended June 30, 2007 was approximately $1.5 million as compared to net cash used in investing activities of approximately $244,000 for the six month period ended June 30, 2006. For the six months ended June 30, 2007, the primary use of the cash was to purchase our newly acquired subsidiary, Putfile, Ltd and the UnOriginal.co.uk website and acquisition costs associated with our proposal acquisition of eBaum's World which included a $350,000 cash deposit (see Note 11) as well as some fixed assets, primarily computer equipment, to expand our content business.

Net cash provided by financing activities in the six months ended June 30, 2007 was approximately $5.5 million as compared to approximately $7.2 million for the six month period ended June 30, 2006. The completion of the private placement in January 2007 resulted in gross proceeds to the company of approximately $3.8 million offset by approximately $89,000 in offering costs. The sale of common stock to Carl Page, our CTO, in May 2007, resulted in cash proceeds to the Company of approximately $250,000 while the sale of unsecured notes in June 2007 resulted in cash proceeds of approximately $1.4 million offset by approximately $82,000 in offering costs. For the six months ended June 30, 2006, the completion of the private placement in February 2006 resulted in gross proceeds to the company of approximately $7.6 million and a payment of approximately $297,000 in offering costs. The company also incurred cash expenses of approximately $546,000 as of June 30, 2006, related to the secondary offering which was completed in August 2006.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. We may seek additional equity and/or debt financing to sustain our growth strategy. We believe that based on our current cash position, recent bridge note purchase agreement, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. However it is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

We amortize capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18, 36, or 60 months, depending on the product. We evaluate the net realizable value of each software product at each balance sheet date and record write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

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

Revenue Recognition

Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. Our revenue is primarily derived from sales of PMP’s to retailers. We record the associated revenue at the time of the sale net of estimated returns. In 2006, we also sold our products directly to end-users via the Internet and we recorded revenue when the product was shipped, net of estimated returns.

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

Advertisement Sales

Revenue from advertisement sales (“ad sales”) are amounts charged to customers for advertisements placed on our web sites. Advertising revenues are recognized in the period when the advertisements are placed on the web site. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve the use of third party advertising agencies where the Company is the primary obligor and has the risks and rewards of ownership are reported at the gross amount of the advertising revenue, with agency commissions and ad serving fees being reported as cost of revenues. For arrangements where the Company sells direct to advertisers or sells through third parties that have significant control over the sales process, the Company recognizes as revenue only the net proceeds it receives.

Reserve For Sales Returns

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 90 days of end-user purchase. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.

Factors That May Impact Future Operating Results

Set forth below and elsewhere in this report are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. For a more complete list of risks and uncertainties, see our Current Report on Form 10-KSB filed on April 2, 2007.

Since Wal-Mart represents approximately 61% of our revenues, if they were no longer our customer, demanded different terms, or did not accept our future planned models, that would have a negative impact on our revenues.

Wal-Mart currently is, and for the foreseeable future is expected to remain, our largest customer. Wal-Mart represented approximately 61% of our revenues during 2007. While we plan to aggressively expand our ad-based model to diminish hardware sales as a percentage of our total and market the ZVUE to other major retailers, we may not be successful in developing our content model and other major retailers may not take on the ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and our business plans are based upon estimates for orders from Wal-Mart that could be inaccurate.

The majority of our sales to Wal-Mart, our largest customer during 2006, were of our ZVUE 200 model and our MP3 player. We expect the majority of our orders shipped to Wal-Mart during 2007 to be of our ZVUE 250 model as well as our MP3 player and while we are currently shipping our Model 260 to WalMart.com there is no guarantee that the product will be accepted by the retail stores and there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commences, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE 200 or 250.

Having virtually all of our retail business concentrated in one retailer and in one product also entails the risk that the retailer may demand price concessions and other terms that prevent us from operating profitably, and which could subject us to the risks affecting that retailer’s business. In addition, Wal-Mart maintains its own pay music download service that could compete with our download business and impact sales of our PMP devices.

Eastech is the sole manufacturer of our products and, if we are unable to continue our relationship on acceptable terms, our ability to manufacture products would be significantly impaired and our revenues would be negatively impacted.

We are dependent on a continuing relationship with Eastech, the sole manufacturer of our PMPs and MP3 products. Eastech presently manufactures our PMPs and MP3’s based on purchase orders that we submit. Eastech has been providing us payment terms that permit us to pay for products once our customers have paid us. However, these terms are expected to change, which may require us to begin to make advance payments for our purchases of inventory and components. We currently do not have alternative product financing available and do not maintain a revolving line of credit for purchases. There can be no assurance that we can successfully renegotiate our agreement with Eastech upon expiration of the agreement in December 2008.

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

Our revenue model for 2007 includes revenue from advertising generated by pre and post-roll video advertisements as well as banner and skyscraper ads. If we are unable to fully implement this revenue model or if the pricing for such ads is materially different than our estimates, our revenues will be negatively affected.

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

During 2006, nearly all of our revenues were derived from sales of the “ZVUE 200” and our MP3 player. Since then we have begun selling additional products, including the “ZVUE 250” and the ZVUE 260 which is currently available only on walmart.com. Consumers may not accept our new products, on which future revenues will rely, or adopt our content services. Our financial success will depend largely on our ability to quickly and successfully establish, maintain and increase sales of our new products, including through untested new retail channels of distribution. We have assumed that there is substantial and growing consumer demand for PMP devices priced under $99, on which assumption our business model is substantially reliant. Because our distribution to date has also been largely concentrated in Wal-Mart, a single large well-established retail chain, representing approximately 61% of our revenues for the first six months of 2007 and 97% of the 2006 fiscal year revenues, our products and content may not achieve the mass market appeal and success on which we have based our plans. Our success is significantly dependent upon the accuracy of our price and positioning assumptions and various other assumptions including design, functionality, and consumer acceptance.

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

Our success depends in large part upon the continued service of key members of our senior management team, which includes Jeff Oscodar, our Chief Executive Officer and President, Tim Keating, our Chief Operating Officer, Carl Page, our Chief Technology Officer, Bill Bush, our Chief Financial Officer, Greg Sutyak, our Executive Vice President, Finance and Operations, and Larry Gitlin, our Vice President of Business Development. The loss of any of our senior management or key personnel could seriously harm our business and prospects.

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

Item 3- Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the six month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On May 14, 2007, we filed with the Securities and Exchange Commission a Definitive Proxy Statement on Schedule 14-A pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the Rules promulgated thereunder in connection with the solicitation of proxies by the board of directors of Handheld Entertainment, Inc. for use at the annual meeting of the shareholders.

The annual meeting of the shareholders of Handheld was held on June 12, 2007 and the following proposals were approved by the shareholders:

Proposal 1:  The election of seven directors for a term of one year:

Name	Position	Director Since	Votes For	Votes Against	% in Favor
William Keating	Chairman of the Board of Directors	2006	6,090,946	2,093,417	69.7%
Jeffrey Oscodar	Director, President and Chief Executive Officer	2006	8,410,774	333,589	96.2%
Geoffrey Mulligan	Director	2006	8,626,554	117,809	98.7%
Carl Page	Director and Chief Technical Officer	2006	8,412,751	331,612	96.2%
David Hadley	Director	2006	8,626,554	117,809	98.7%
Carl Goldfischer, M.D.	Director	2006	8,624,577	119,786	98.6%
Robert Austrian	Director	2007	8,624,577	119,786	98.6%

Proposal 2:  To ratify the appointment of Salberg & Company, P.A. as the Company’s independent registered public accounting firm for the year ending December 31, 2007. This proposal was approved according to the votes as cast below:

•	For: 8,661,394 (a total of 99.1% in favor)

•	Against: 64,761

•	Abstain: 18, 208

Proposal 3:  The approval of the 2007 Incentive Stock Plan. This proposal was approved according to the votes as cast below:

•	For: 8,424,488 (a total of 96.3% in favor)

•	Against: 269,879

•	Abstain: 49,996

Item 6- Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDHELD ENTERTAINMENT, INC.

By:	/s/ Jeff Oscodar
Jeff Oscodar Director, Chief Executive Officer & President

By:	/s/ William J. Bush
William J. Bush Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2007

INDEX TO EXHIBITS:

Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002