Form 10QSB
period 2007-09-30
ZVUE CORP
filed 2007-11-14
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number 001-32985

ZVUE CORPORATION
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

As of November 14, 2007, 22,215,134 shares of Issuer’s common stock, with $0.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  YES ☐  NO ☒

ZVUE CORPORATION
(formerly known as Handheld Entertainment, Inc.)

PART I - FINANCIAL INFORMATION

Item 1- Condensed Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$166,328
Restricted cash	50,000
Accounts receivables, net	815,555
Inventories, net	259,860
Prepaid expenses and other current assets	330,796
Total current assets	1,622,539

Fixed assets, net	234,170
Intangible assets, websites, net	9,426,969
Debt issue costs, net	994,315
Deferred acquisition costs	980,283
Deposit and other non-current assets	155,088
Total assets	$13,413,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,553,635
Accrued and other liabilities	1,506,452
Line of credit, Related Party	1,326,823
Short term notes	1,425,000
Total current liabilities	5,811,910
Long term convertible notes	800,000
Total liabilities	6,611,910

Shareholders' Equity
Preferred Stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	--
Common stock, $0.0001 par value; 75,000,000 authorized; 17,678,345 issued and outstanding	1,768
Additional paid in capital - Warrants and stock options	4,139,688
Additional paid in capital	35,908,292
Accumulated deficit	(33,248,294)
Total shareholders' equity	6,801,454
Total liabilities and shareholders' equity	$13,413,364

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Product sales, net	$510,587	$123,104	$1,079,383	$1,299,125
Service revenue	106,348	-	246,328	-
Net revenue	616,935	123,104	1,325,711	1,299,125
Cost of product sales	831,597	396,800	1,540,246	1,462,495
Cost of service revenue	18,811	-	18,811	-
Cost of revenues	850,408	396,800	1,559,057	1,462,495
Gross margin	(233,473)	(273,696)	(233,346)	(163,370)

Costs and expenses
Sales and marketing	788,718	937,116	2,241,761	2,432,624
General and administrative (including stock based compensation expense of $885,054 and $677,237 for the three months ended September 30, 2007 and 2006 and $1,467,789 and $1,639,586 for the nine months ended September 30, 2007 and 2006)	2,733,600	1,581,570	6,989,805	4,677,927
Research and development	205,512	596,322	545,586	1,557,075
Total operating expenses	3,727,830	3,115,008	9,777,152	8,667,626

Loss from operations	(3,961,303)	(3,388,704)	(10,010,498)	(8,830,996)

Other income (expense)
Interest income	4,774	6,725	65,031	59,574
Interest expense	(231,937)	(1,334)	(273,653)	(67,066)
Loss on conversion of debt	-	-	-	(1,038,743)
Total other income (expense)	(227,163)	5,391	(208,622)	(1,046,235)

Net Loss	$(4,188,466)	$(3,383,313)	$(10,219,120)	$(9,877,231)

Net loss per share - basic and diluted	($0.24)	($0.31)	($0.62)	($1.08)

Weighted Average shares used in computing basic and diluted net loss per share	17,584,600	10,886,870	16,481,502	9,178,833

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net cash used in operating activities	$(8,024,441)	$(8,147,364)

Cash flows from investing activities:
Acquisition of subsidiary	(857,598)	--
Acquisition of websites	(369,807)	--
Purchase of equipment	(152,668)	(235,149)
Deferred acquisition costs	(868,536)	--
Software License Fees	-	(208,000)
Net cash used in investing activities	(2,248,609)	(443,149)

Cash flows from financing activities:
Issuance of common stock	4,079,999	13,424,189
Short term loans	1,425,000	--
Short-term borrowings, related parties	1,326,863	500,000
Repayments of long-term borrowings	--	(79,500)
Proceeds from exercise of stock options	250,148	--
Debt issuance cost	(170,867)	--
Offering costs-secondary offering	--	(1,096,267)
Offering costs-issuance of common stock	(124,909)	(546,412)
Net cash provided by financing activities	6,786,234	12,202,010

Net increase (decrease) in cash and cash equivalents	(3,486,816)	3,611,497
Cash and cash equivalents at beginning of period	3,653,144	277,734
Cash and cash equivalents at end of the period	$166,328	$3,889,231

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period
Interest	$20,257	$16,399
Taxes	14,010	--

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of notes to common stock	$1,600,000	$--
Common stock issued in business combinations	7,805,698	--
Installment payments due from business combinations	536,458	--
Conversion of notes, related party to common stock	--	4,452,759

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.  Basis of Presentation

Interim Consolidated Financial Statements

The interim condensed consolidated financial statements have been prepared from the records of ZVUE Corporation (formerly known as Handheld Entertainment, Inc.), a Delaware corporation (“we", “us”, “our” or the “Company”) without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the consolidated financial position at September 30, 2007, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, have been made. The interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB filed on April 2, 2007 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Going Concern

As reflected in the consolidated financial statements included in the annual report on Form 10-KSB filed on April 2, 2007 with the SEC for the year ended December 31, 2006, the Company had a net loss of approximately $12.2 million, negative gross margin of $559,955 and net cash used in operations of approximately $7.1 million for the year ended December 31, 2006 and an accumulated deficit of approximately $23.0 million at December 31, 2006. In addition, for the nine months ended September 30, 2007, the Company has a net loss and cash used in operations of $10,219,120 and $8,024,441, respectively, and an accumulated deficit of $33,248,294 at September 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with our contract-manufacturer. We may seek additional equity and/or debt financing to sustain our growth strategy. We were able to obtain sufficient funds subsequent to December 31, 2006 (see notes 6, 10 and 12) to continue in operation and we believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing stockholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

Principles of Consolidation

The consolidated financial statements include the accounts of ZVUE Corporation and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency

The accompanying financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

The functional currency of the Company’s United Kingdom subsidiary, Putfile Ltd, is the U.S. Dollar, since the acquisition date. Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

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

Service Revenues

Service revenue from advertisement sales (“ad sales”) includes amounts charged to customers for advertisements placed on our web sites. Advertising revenues are recognized in the period when the advertisements are placed on the web site. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve the use of third party advertising agencies where the Company is the primary obligor and has the risks and rewards of ownership are reported at the gross amount of the advertising revenue, with agency commissions and ad serving fees being reported as cost of revenues. For arrangements where the Company sells direct to advertisers or sells through third parties that have significant control over the sales process, the Company recognizes as revenue only the net proceeds it receives.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

At September 30, 2007, two customers accounted for approximately 44% and 37% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues

In the three months ended September 30, 2007, we had two customers’ that represented more than 10% of our net revenues. One customer accounted for approximately 65% of our net revenues while the second, Wal-Mart, represented 10% of our net revenues and we therefore were materially dependent upon these two customers. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on our results.

Concentration of Supplier

The Company’s products are manufactured on a purchase order basis pursuant to a Manufacturing Agreement with a contract manufacturer headquartered in Taiwan. The Manufacturing Agreement is valid through December 2008. Our ZVUE product is produced in China by our manufacturing partner.

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

Our purchases during the three and nine months ended September 30, 2007 from our manufacturer were approximately $539,000 and $1.2 million, respectively. This compares to approximately $300,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2006. Amounts payable due to this vendor at September 30, 2007 were approximately $42,000 and are included in accounts payable. The balance due is fully collateralized by substantially all assets of the Company.

In April 2004, the Company executed a Financing and Escrow agreement and a Security Agreement with our manufacturer whereby accounts payable to that vendor would be deferred and payable from a percentage of receipts of accounts receivable from the Company’s customers. The customer payments are made payable to the Company by the customers but are deposited into a third-party escrow account and such escrow agent then disburses the stipulated percentage amounts to both the Company and the vendor. Under the arrangement, 70% of each receipt was paid to the vendor against the accounts payable, while 30% was remitted to the Company. In July 2005, the Security Agreement was modified to include a lien on substantially all of the assets of the Company. In March 2007, the agreement was further amended to include all products manufactured by the vendor under the Manufacturing Agreement. This arrangement is accounted for as a lending transaction under FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. In 2005, the Company began receiving payments directly from its primary customer rather than through the escrow agent. In June 2007, however, this was amended whereby the Company’s primary customer deposits payments directly into the third-party escrow account.

A closing condition of the convertible debenture financing used to complete the eBaum’s World, Inc acquisition, described in Note 12, is for the Financing and Escrow agreement and Security Agreement described above to be cancelled and the lien on the Company’s assets to be removed. At September 30, 2007, that process had not been completed but we expect it to be completed at or shortly after the close of the acquisition transaction.

Product Concentration

During the first nine months of 2007, product sales were derived primarily from the sale of one product model, the ZVUE Model 250 as compared to the comparable period in 2006 where revenues consisted primarily of sales of the ZVUE Model 200.

Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (‘‘FASB’’):

On February 15, 2007, FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The guidance in SFAS No. 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We are evaluating the impact of this new standard, but currently believe that adoption will not have a material impact on our financial position or results of operations.

3.  Accounts Receivable

Accounts Receivable at September 30, 2007 were as follows:

Accounts receivable	$901,177
Less: Allowance for doubtful accounts	(85,622)
Total Accounts Receivable, net	$815,555

The Company recorded bad debt expense of $13,455 and $22,480 for the three and nine months ended September 30, 2007, respectively, and none in the same periods of 2006.

4.  Inventories

At September 30, 2007, Inventories consist of the following:

Finished Goods	$266,110
Less: Valuation Allowance	(6,250)
Total Inventories	$259,860

For the three and nine months ended September 30, 2007, the Company did not change the inventory valuation reserve. During the three and nine months ended September 30, 2007, the Company wrote off inventory of approximately $198,000 and $223,000 as compared to approximately $141,000 and $154,000 in the three and nine months ended September 30, 2006.

5.  Acquisitions and Intangible Assets, websites, net

At September 30, 2007 Intangible Assets, net consist of the following:

	Dorks LLC	Fun Mansion.com	YourDaily Media.com	Putfile.com	UnOriginal.co.uk	HolyLemon.com	TOTAL
Transaction Close Date	Nov 13, 2006	Dec 1, 2006	Dec 15, 2006	Feb 5, 2007	March 26, 2007	April 20, 2007
Amortization Period	3 Years	3 Years	3 Years	3 Years	3 Years	3 Years

At Cost	$1,533,651	$1,114,758	$1,075,256	$7,071,275	$521,834	$916,890	$12,233,664
Less: Amortization	(450,155)	(309,655)	(284,512)	(1,543,236)	(91,540)	(127,597)	(2,806,695)
Net Book Value	$1,083,496	$805,103	$790,744	$5,528,039	$430,294	$789,293	$9,426,969

Amortization expense is computed using the straight-line method over the estimated useful life of 3 years. We incurred amortization expenses of approximately $1 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as of September 30, 2007.

	Dorks LLC	Fun Mansion.com	YourDaily Media.com	Putfile.com	UnOriginal.co.uk	HolyLemon.com	TOTAL
Transaction Close Date	Nov 13, 2006	Dec 1, 2006	Dec 15, 2006	February 5, 2007	March 26, 2007	April 20, 2007

Tangible Assets	--	--	--	$84,421	--	--	$84,421
Intangible assets	$1,533,651	$1,114,758	$1,075,256	$7,071,275	$521,834	$916,890	$12,233,664
Total Assets	$1,533,651	$1,114,758	$1,075,256	$7,155,696	$521,834	$916,890	$12,318,085
Total Liabilities	--	--	--	$88,531	--	--	$88,531
Net assets acquired	$1,533,651	$1,114,758	$1,075,256	$7,067,165	$521,834	$916,890	$12,229,554

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

Acquisition of Dorks, LLC

On November 13, 2006, we acquired 100% of the membership interests of Dorks, LLC, which operates Dorks.com, a website that aggregates user-generated content, from Zeus Promotions, LLC (“Zeus”). The purchase price of $1.5 million for the membership interests of Dorks, LLC was comprised of a combination of $500,000 in cash and a five-year $1 million secured convertible promissory note in favor of Zeus bearing 4.7% interest and due December 31, 2011. In addition we had $33,651 of acquisition costs. At the completion of the acquisition, the note was convertible into 750,751 shares of our common stock at a fixed conversion price of $1.33 per share.

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

As part of the purchase agreement, the Company and Zeus entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. At conclusion of the six month period, no claims were identified and the $25,000 was released to Mr. John Kowal who is the owner of Zeus.

The Company and Mr. Kowal, the previous owner of Dorks, LLC, entered into an 18 month employment agreement whereby the Company agreed to pay Mr. Kowal $1,667 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company. Additionally, under the employment agreement, Mr. Kowal is entitled to certain bonuses if the Company acquires other companies which further the business interests of Dorks LLC and he is materially involved in those transactions. The bonuses are based on the acquisition price of the target and range from 3 - 5% of the total price, depending on several factors. Under the terms of this agreement, Mr. Kowal was issued 23,342 and 143,854 restricted common shares in calendar year 2006 and through the nine months ended September 30, 2007, respectively, in consideration for his involvement in various of our acquisition transactions. In the three months ending December 31, 2007, Mr. Kowal will be issued an additional 303,398 common shares related to the completion of the eBaum’s World, Inc. acquisition referred to in Note 12.

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

Acquisition of FunMansion.com

On December 1, 2006, we acquired certain assets from Aperio Technologies, Inc. (“Aperio”), including all of the assets and business related to FunMansion.com, an internet website that aggregates user-generated content. The purchase price of $1.1 million for the assets and business of FunMansion.com was comprised of a combination of $500,000 in cash ($350,000 at closing and $150,000 over the following twelve months) and a five-year $600,000 convertible promissory note in favor of Aperio Technologies, Inc. bearing 4.9% interest and due December 2011. In addition, we had $14,758 of acquisition costs. At the completion of the acquisition, the note was convertible into 96,899 shares of our common stock at a fixed conversion price of $6.19 per share. We could have forced the conversion of the note into our common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $12.38.

On March 22, 2007, Aperio notified the Company that it intended to convert the note and the accrued interest of $9,065 into common stock on that date. As a result the Company issued Aperio 98,363 restricted shares of its common stock. The Company included these shares in the registration statement on Form S-3, filed January 30, 2007, which was declared effective on April 13, 2007

As part of the purchase agreement, the Company and Aperio entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. At the end of the six month period, no claims were identified and the $25,000 was released to Ms. Mary Dunne, the owner of Aperio.

Additionally, the Company and Ms. Dunne entered into a one year employment agreement whereby the Company agreed to pay Ms. Dunne $2,000 per month for services to be rendered by her to assist the Company in transitioning the acquired entity into the Company.

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

Acquisition of YourDailyMedia.com

On December 15, 2006, we acquired certain assets from Mr. Scott John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash ($200,000 due January 2, 2007 and $60,000 over the following twelve months) and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop. In addition, we had $15,256 of acquisition costs. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The note bears interest at a rate of 4.9% per annum and is due December 2011. The Company can force the conversion of the note into our common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date, we have not met the conditions to force conversion.

As part of the purchase agreement, the Company and Mr. Worsnop entered into an escrow agreement whereby $25,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for six months to fund any post closing indemnity claims. At the end of the six month period, no claims were identified and the $25,000 was released to Mr. Worsnop.

Additionally, the Company and Mr. Worsnop entered into a 1 year consulting agreement whereby the Company agreed to pay Mr. Worsnop $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired business to the Company.

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

Acquisition of Putfile Limited

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited. Puftile Limited (“Putfile”) operates a leading free digital media website, Putfile.com, featuring user-generated content. The purchase price of approximately $7.1 million for Putfile Limited was comprised of a combination of approximately $1,035,000 of cash ($500,000 at closing and approximately $570,000 over the following twelve months) and $6,000,000 of our restricted common stock (2,092,050 shares). In addition, we had $36,275 of acquisition costs. For accounting purposes, the common shares were valued at $2.87 per share or $6,000,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date.

As part of the purchase agreement, the Company and the Seller entered into an escrow agreement whereby $100,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for one year for any post closing indemnity claims. To date, no claims have been identified.

Additionally, the Company and Gordon Page, the prior owner of Putfile, entered into a two year consulting agreement whereby the Company agreed to pay Mr. Page $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired business into the Company.

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

The results of Putfile’s operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Purchase price adjustments following the closing are customary.

Tangible Assets	$84,421
Intangible assets	$7,071,275
Total Assets	$7,155,696
Total Liabilities	$88,531
Net assets acquired	$7,067,165

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results, for the three months ended March 31, 2007 and 2006, required under the Statement of Financial Accounting Standards No. 141 are below. The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2006 and is not intended to be a projection of future results.

UNAUDITED	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Revenues	$408,144	$722,273
Net Loss	($2,935,060)	($3,896,258)
Net Loss per Share - Basic & Diluted	($0.18)	($0.34)

Acquisition of Unoriginal.co.uk

On March 26, 2007, our wholly-owned subsidiary, Dorks LLC, acquired certain assets from Gareth Coote, including all of the assets and business of Unoriginal.co.uk, an internet website that aggregates user-generated content and is based in the United Kingdom. The purchase price for the assets and business of Unoriginal.co.uk was comprised of a combination of $250,000 in cash payable over 15 months beginning April 1, 2007 and $250,000 of our restricted common stock based on the five day average of the closing price preceding the close of the transaction or 92,456 shares. In addition, we had approximately $22,000 of acquisition costs recorded as of September 30, 2007. For accounting purposes, the common shares were valued at $2.70 per share or $250,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date.

Additionally, the Company and Mr. Coote entered into an 18 month consulting agreement whereby the Company agreed to pay Mr. Coote $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired business into the Company.

We did not record any goodwill as a result of the transaction. The intangible assets of approximately $522,000 relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date. We did not acquire any material liabilities.

The results of the acquisitions operations will be included in the Company’s consolidated financial statements beginning as of the date of acquisition.

This transaction was not deemed to be a material business combination based on the facts and circumstances of the transaction under Statement of FAS # 141 and as result, no pro forma results are required.

Acquisition of HolyLemon.com

On April 20, 2007, Dorks LLC, our wholly-owned subsidiary, acquired all of the business and assets of HolyLemon.com from Mr. Kieran O’Neill pursuant to an asset purchase agreement dated April 20, 2007, for an aggregate purchase price of $900,000 consisting (i) $25,000 in cash payable immediately, (ii) $225,000 in cash, payable in twenty-four equal monthly installments commencing on May 1, 2007, and (iii) $650,000 in the Company’s common stock based on the average closing price for the five days preceding the closing or 268,595 common shares. For accounting purposes, the common shares were valued at $2.42 per share or $650,000 based on the 5-day average closing price prior to the closing date. In addition we had approximately $17,000 of acquisition costs recorded as of September 30, 2007. The purchase price for HolyLemon.com may be increased pursuant to an earn-out provision contained in the Asset Purchase agreement if Holylemon.com generates in excess of 1.7 million unique visitors derived from organic sources per month for three consecutive months during the twelve month period commencing on May 1, 2007. At September 30, 2007, the conditions to make these earn-out payments have not been met.

The Company granted Mr. O’Neill customary “piggy-back” registration rights with respect to the shares. Pursuant to the terms of the agreement, Mr. O’Neill may not, directly or indirectly, sell more than one-twelfth (1/12), or 22,383 of the shares issued to him in the acquisition in any thirty-day period for twelve months after the closing of the acquisition, notwithstanding any registration of such shares. At September 30, 2007, we have not registered these common shares.

Mr. O’Neill entered into a 24-month consulting agreement with the Company to assist in the transition and continuing operations of the acquired business. Under the terms of the consulting agreement, Mr. O’Neill will receive $2,000 per month for consulting services.

We did not record any Goodwill as a result of the transaction. The intangible assets of approximately $917,000 relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user generated videos maintained on the various suites. The amortization period for the intangible assets is three years or 36 months from the acquisition date. We did not acquire any material liabilities.

The results of operations of the acquired business will be included in the Company’s consolidated financial statements beginning as of the date of acquisition.

This transaction was not deemed to be a material business combination based on the facts and circumstances of the transaction under Statement of FAS # 141 and as result, no pro forma results are required.

6.  Debt

The following tables detail our short and long-term convertible notes payable as of September 30, 2007:

Short Term Notes

8.0% Short Term Notes Payable	$1,425,000
$1,425,000

Long Term Notes

Convertible 4.9% Note Payable - YourDailyMedia.com Acquisition	$800,000
$800,000

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

On July 31, 2007, we exercised our right under the Notes to require the holders of 2007 Notes to exchange the 2007 Notes for 8% Notes due June 27, 2008 (“2008 Notes”) in principal amount equal to the principal and accrued interest then outstanding on the 2007 Notes for which they were exchanged. Since we exercised our right, we issued to each holder of the Notes warrants to purchase a number of shares of the Company’s common stock equal to thirty-five percent (35%) of the principal amount of the 2007 Notes held by such holder that we redeemed. The warrants are exercisable, in the aggregate, to purchase 498,750 shares of our common stock, expire on June 27, 2012, have an exercise price of $1.90 per share and are subject to adjustment as described below. In addition to certain anti-dilution provisions, and subject to certain exceptions, if at any time from June 27, 2007 to December 27, 2007, the Company issues shares of its common stock or securities exercisable for, or convertible into, shares of its common stock at a price per share that is less than the then effective exercise price of the warrants, then the exercise price of the warrants shall be reduced to such lesser price; provided, however, that the number of shares of the Company’s common stock issuable upon exercise of the warrants shall not be proportionally adjusted but shall remain the same.

As we entered into the $28.1 million financing as described in Note 12, each holder of 2008 Notes was entitled, subject to the terms of the 2008 Notes, to participate in that offering on the same terms and conditions as the other investors therein, except that, in lieu of paying a cash purchase price in the subsequent offering, such holders had the right to exchange their 2008 Notes for the securities being sold in the subsequent offering. Furthermore, each such note holder that did not elect to participate in the subsequent offering could elect to have the entire principal and accrued interest on such holder’s 2008 Notes prepaid. At the various holders’ respective elections, an aggregate of $775,000 of principal and approximately $34,000 of interest converted into the convertible debenture instrument described in Note 12. The remaining aggregate principal amount of $650,000 and accrued interest of approximately $25,000 from these notes will be payable to the investors upon maturity or earlier if they so elect.

Chicago Investment Group (“CIG”) acted as placement agent with respect to the offering of 2007 Notes and received a cash fee equal to $82,250 (7% of the gross proceeds received from investors introduced to the Company by CIG) and with respect to the 2008 Notes, warrants to purchase an aggregate of 182,250 shares of the Company’s common stock (100,000 shares plus 7% of the gross proceeds received from investors introduced to us by CIG).

Pursuant to the several subscription agreements, we granted the purchasers of 2007 Notes certain “piggy-back” registration rights with respect to the shares of common stock issuable upon exercise of any warrants that were issued pursuant to the terms of the 2008 Notes.

The 498,750 and 182,250 warrants granted to the investors and placement agent as a result of the exchange of the 2008 Notes for the 2007 Notes were valued using the Black-Scholes valuation model with the following assumptions: volatility of 182.7 % based on historical volatility analysis, expected term equal to the expiration terms of the warrants, zero expected dividends, and risk free interest rate of 4.55%. We determined that the warrants had a fair value of $1.59 or a total of approximately $1.1 million which was recorded as a debt issue cost and is being amortized as interest expense.

On December 15, 2006, we acquired all of the assets and business of YourDailyMedia.com, for a purchase price of $1.06 million consisting of $260,000 in cash and a five-year $800,000 convertible promissory note in favor of Mr. Worsnop. The note bears interest at 4.9% and is due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. We can force the conversion of the note into our common stock under certain conditions including if our common stock trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date the Company has not met the conditions to force conversion. As of September 30, 2007, we had accrued approximately $32,000 of interest related to the notes.

Conversion of Convertible Notes - Dorks LLC

On November 13, 2006, we acquired 100% of the membership interests of Dorks, LLC. The purchase price of $1.5 million was comprised of a combination of $500,000 in cash and a five-year $1 million secured convertible promissory note in favor of Zeus bearing interest at 4.7% and due on December 31, 2011. The note was convertible at a fixed conversion price of $1.33 per share. On January 22, 2007, Zeus converted the entire principal amount of $1 million of its note and the accrued interest of approximately $9,000 into 757,514 shares of our common stock.

Conversion of Convertible Notes - FunMansion.com

On December 1, 2006, we acquired the assets and business related to FunMansion.com. The purchase price of $1.1 million was comprised of a combination of $500,000 in cash and a five-year $600,000 convertible promissory note in favor of Aperio bearing interest at 4.9% and due on December 31, 2011. The note was convertible at a fixed conversion price of $6.19 per share.

On March 22, 2007, Aperio converted its $600,000 note and the accrued interest of approximately $9,000 into 98,363 shares of our common stock.

 All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Management determined the embedded conversion features were not derivatives since the debt qualifies as conventional convertible debt and accordingly each convertible instrument is reflected as one combined instrument in the accompanying consolidated financial statements. Management then reviewed whether a beneficial conversion feature and value existed. Because the convertible notes had fixed conversion terms at a conversion price equal to the fair market value of the underlying capital shares at the debt issuance date, management concluded that there was no beneficial conversion value.

The following table details the repayments of the debt detailed above over the next five years ending December 31, 2011 and thereafter:

	Fiscal Year ending December 31,
	2007	2008	2009	2010	2011	2012 and beyond

Short-Term Debt	$1,425,000	$1,362,863	$--	$--	$--	$--
Long-Term Debt	--	--	--	--	800,000	--
Total Repayments	$1,425,000	$1,362,863	$--	$--	$800,000	$--

The total interest expense was approximately $224,000 and $264,000 for the three and nine months ended September 30, 2007, respectively.

7.  Related Party Transactions

On August 13, 2007, the Company entered into an agreement with Carl Page, our chief technology officer and a member of our board of directors, whereby he agreed to purchase from the Company, from time to time, up to $5 million aggregate principal amount of promissory notes. The notes issued under such agreement bear an interest at a rate of 6% and are due on the earlier of a closing of a financing of at least $20 million or January 31, 2008. As part of this agreement, Mr. Page agreed to exchange a minimum of $500,000 of such notes for up to $500,000 of equity securities or securities convertible into equity securities of the Company offered in a subsequent financing of at least $20 million. As of September 30, 2007, the Company has drawn approximately $1.4 million under the line of credit leaving approximately $3.6 million of funds available to draw on at September 30, 2007 and recorded approximately $7,000 of interest expense. As described in Note 12 and subsequent to September 30, 2007, Mr. Page exchanged $900,000 of these notes for $900,000 principal amount of the convertible debentures described in Note 12. As a result of the exchange of the notes for convertible debentures, Mr. Page was issued on October 31, 2007, 118,421 warrants with an exercise price of $1.90 and 107,656 warrants with an exercise price of $2.09.

8.  Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt to shares of common stock outstanding at each of September 30, 2007 and 2006, has not been included in the calculation of the net loss per share, as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Basic Weighted Average Shares Outstanding	17,584,600	10,886,870	16,481,502	9,178,833

Total Unvested Stock	469,965	--	469,965	--
Less: Anti-Dilutive Unvested stock	(469,965)	--	(469,965)	--

Total Convertible Debt into Common Stock	186,306	--	186,306	--
Less: Convertible Debt into Common Stock	(186,306)	--	(186,306)	--

Total Stock Options Outstanding	1,639,811	1,704,421	1,639,811	1,704,421
Less: Anti-Dilutive Stock Options due to loss	(1,639,811)	(1,704,421)	(1,639,811)	(1,704,421)

Total Warrants Outstanding	4,197,139	2,147,624	4,197,139	2,147,624
Less: Anti-Dilutive Warrants due to loss	(4,197,139)	(2,147,624)	(4,197,139)	(2,147,624)

Diluted Weighted Average Shares Outstanding	17,584,600	10,886,870	16,481,502	9,178,833

In total, at September 30, 2007 and 2006, there were financial instruments convertible into 6,493,221 and 3,852,045 common shares which may potentially dilute future earnings per share.

9.  Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consumer Electronics segment. Approximately, 99% of our sales for the three and nine months ended September 30, 2007 , respectively, were to customers in the United States of America; the remaining percentage were principally to customers in Europe. This compares to approximately 100% and 98% of sales in the three and nine months ended September 30, 2006, respectively, were to customers in the United States of America, the remaining percentage were primarily to customers in Australia.

10.  Shareholders’ Equity

Preferred Stock

The Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at September 30, 2007.

Common Stock

Common Stock Issued for Cash

January 2007 Private Placement

On January 17, 2007, we sold in a private placement 1,276,666 shares of common stock, warrants to purchase 957,500 shares of our common stock at an exercise price of $3.50 per share and warrants to purchase 957,500 shares of our common stock at an exercise price of $4.00 per share, for aggregate gross proceeds of $3.83 million or $3.00 per unit. The private placement was offered to accredited investors pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. Offering costs of $124,909 were charged to additional paid-in capital.

NASDAQ Marketplace Rule 4350(i)(1)(D)(ii), requires a company to obtain shareholder approval prior to the issuance of 20% or more of its shares of common stock outstanding before the issuance, if such issuance is for less than the market value of the stock. It was determined that the original liquidated damages provision contained in the warrants, which provided for a decrease in the exercise price (see below) issued in the private placement could have resulted in the issuance of a number of shares equal to more than 20% of our outstanding shares of common stock, at a price less than the market value of the stock. On January 29, 2007, we were advised by the staff of the NASDAQ Stock Market that we regained compliance with this rule, upon amending the liquidated damages provision contained in the warrants issued in the private placement.

Under the terms of the subscription agreement with investors, we were required to file a registration statement by January 31, 2007, which we did, and obtain its effectiveness by March 15, 2007. As we were unable to obtain its effectiveness by March 15, 2007, pursuant to the terms of the $3.50 warrant, its exercise price was reduced by 20% to $2.80 on March 15, 2007. The registration statement was declared effective on April 13, 2007, completing these conditions.

The Company reevaluated whether the warrants previously granted by the Company may have to be classified as liabilities pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” due to the terms of the warrants as discussed above. There were no other criteria of EITF 00-19 that would require the warrants to be classified as liabilities. Therefore the warrants will remain classified as equity instruments.

May 2007 sale of common stock to a Related Party

On May 25, 2007, we sold 149,700 shares of our common stock for a purchase price of $1.67 per share to Carl Page, our Chief Technology Officer and a member of the Board, with total proceeds of approximately $250,000. The purchase price per share was equal to the consolidated closing bid price of the Company’s common stock on The NASDAQ Capital Market on the date of the transaction. The sale of the shares was made pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares have piggyback registration rights.

Common Stock Issued for Services

Employees

In January 2007, the Company granted 3,000 shares of restricted common stock to employees for services. 33% of the shares vest on the one year anniversary of the grant date and then remaining amount vest pro-rata semi-annually for an additional three years. They were valued at $9,720 based on the quoted trade price of $3.24 of the Company’s common stock on the grant date. The Company recognized approximately $4,300 of expense in the nine months ended September 30, 2007.

In July 2007, we issued 513,192 shares of restricted common stock to employees for services. The shares have varying vesting provisions but primarily 33% of the shares vest on the one year anniversary of the grant date and then remaining amount vest pro-rata semi-annually for an additional three years. The shares were valued at approximately $1.0 million based on the quoted trade price of $2.02 of the Company’s common stock on the grant date. The Company recognized approximately $373,000 of expense in the nine months ended September 30, 2007 related to these grants.

In September 2007, we issued 65,000 shares of restricted common stock to employees for services. 33% of the shares vest on the one year anniversary of the grant date and then remaining amount vest pro-rata semi-annually for an additional three years. The shares were valued at approximately $102,000 based on the quoted trade price of $1.57 of the Company’s common stock on the grant date. The Company recognized approximately $3,000 of expense in the nine months ended September 30, 2007 related to these grants.

The Company also recognized approximately $198,000 of expense during the nine months ended September 30, 2007 relating to common stock grants of prior periods which have not yet vested.

Approximately $1.1 million will be recognized in future period relating to unvested common stock grants.

The following summarizes the quantity of employee shares granted, vested, unvested and cancelled as of September 30, 2007:

Total

Vested	406,736
Unvested	471,069
Cancelled	57,205
Total Granted	935,010

Non-Employees

In July 2007, we issued 140,438 shares of restricted common stock to non-employees for services. The shares vest at varying rates through December 2007 from the grant date and were valued at approximately $278,000 based on the quoted trade price of the Company’s common stock ranging from $1.67 to $2.02 per share on the grant dates. The Company recognized approximately $123,000 of expense in the nine months ended September 30, 2007.

During January and February 2007, the Company granted 89,760 shares of restricted common stock to non-employees for services rendered. The shares vested at various rates through June 2007 and were valued at $262,699 based on the quoted trade price of the Company’s common stock ranging from $2.89 to $3.83 per share on the grant dates. The Company recognized approximately $263,000 of expense in the nine months ended September 30, 2007.

In the nine months ended September 30, 2007, the Company also recognized approximately $14,000 of expense relating to restricted common stock grants made in 2006 which were not immediately vested. These grants were fully expensed as of September 30, 2007.

The following summarizes the quantity of non-employee shares granted, vested, unvested and cancelled as of September 30, 2007:

Total

Unvested	76,863
Vested	346,218
Cancelled	10,345
Total Granted	433,426

Common Stock Issued upon Exercise of Stock Options or Warrants

In May 2007, the Company issued 403,424 shares of common stock upon the cashless exercise of warrants to purchase an aggregate of 403,448 shares of common stock for $0.0001 per share. Bill Keating, the chairman of our Board of Directors and Tim Keating, our former COO, each cashlessly exercised a warrant for 201,724 shares and received 201,712 shares upon exercise. The Company also issued 8,279 common shares upon the exercise of warrants to purchase an aggregate of 10,345 shares of common stock for $0.73 per share in the first quarter.

During the nine months ended September 30, 2007, the Company issued 540,956 shares of common stock upon the exercise of options for approximately $250,000 of cash proceeds.

Common Stock Issued upon Conversion of Convertible Notes

In January and March 2007, note holders converted $1,600,000 of principal and $18,065 accrued interest of convertible notes into 855,877 common shares.

Common Stock Issued in Business Combinations

During the nine months ended September 30, 2007, the Company issued 2,453,101 shares of common stock in three business combinations, which shares were valued at a total of approximately $6.9 million (see Note 5).

Also refer to Note 12 for a description of approximately 3.6 million shares of common stock which the Company issued subsequent to September 30, 2007 as part of the acquisition of eBaum’s World, Inc.

Common Stock Options

In January 2007, the Company granted stock options to purchase an aggregate of 65,500 common shares exercisable at $3.24 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $204,587 or $3.12 per option using a Black-Scholes option pricing method with the following assumptions: stock price $3.24, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%. In the nine months ended September 30, 2007, based on vesting provisions, the Company expensed approximately $119,000 relating to these option grants.

In January 2007, the Company also granted stock options to purchase an aggregate of 17,241 common shares exercisable at $2.98 per share expiring in 10 years and vested immediately. These options were valued at $49,530 or $2.87 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.98, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%.

In April 2007, the Company granted stock options to purchase an aggregate of 9,000 common shares exercisable at $2.37 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $20,561 or $2.28 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.37, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 5.19%. Year to date, the Company expensed approximately $9,000 relating to these option grants.

In September 2007, the Company granted stock options to purchase an aggregate of 100,000 common shares exercisable at $1.66 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at approximately $161,000 or $1.61 per option using a Black-Scholes option pricing method with the following assumptions: stock price $1.66 expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 3.88%. Year to date, the Company expensed approximately $11,000 relating to these option grants.

Also in September 2007, the Company granted stock options to purchase an aggregate of 150,000 common shares exercisable at $1.66 per share expiring in 10 years which were fully vested at issuance. The options were valued at approximately $241,000 or $1.61 per option using a Black-Scholes option pricing method with the following assumptions: stock price $1.66 expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 3.88%.

In the nine months ended September 30, 2007, the Company also expensed approximately $61,000 relating to option grants that occurred in November 2006.

11.  Commitments and Contingencies

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2007, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or to our knowledge any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

12.  Subsequent Events

Acquisition of eBaum’s World. and Sale of $28.1 Million of Convertible Notes

On October 31, 2007, we completed our previously announced acquisition of all the business and assets of eBaum’s World, Inc., a New York corporation (“eBaum’s”), pursuant to an Asset Purchase Agreement entered into as of August 1, 2007 (the “Asset Purchase Agreement”). In connection with the completion of the acquisition and in consideration for the assets acquired, the Company paid eBaum’s $15,000,000 in cash and common stock which included $14,250,000 in cash at closing. We previously paid, as part of the extension agreement $350,000 in cash and issued 261,438 common shares valued by the parties at $400,000. Additionally, we issued 2,885,056 shares of its common stock to eBaum’s. Such shares were placed in escrow with LaSalle Bank N.A. acting as escrow agent. Such shares were issued pursuant to the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Of the 2,885,056 shares placed in escrow, 1,635,056 shares are subject to forfeiture if Eric Bauman, the founder of eBaum’s, is not continually employed by EBW Acquisition, Inc. (“EBW”), the Company’s wholly-owned subsidiary for 36 months following the closing date of the acquisition. The remaining shares of the Company’s common stock will be released from escrow to eBaum’s in 23 monthly installments commencing on December 31, 2007. Such 1,250,000 shares of common stock are subject to the following adjustment 10 business days following the closing date of the acquisition:

•
if the quotient of (a) $5,000,000 divided by (b) the average closing price of our common stock for the 10 trading days following the closing is less than 1,250,000, then the Company will be required to issue to the escrow agent a number of additional shares of its common stock equal to the excess of such quotient over 1,250,000; and

•
if the result of such calculation equals more than 1,250,000, then LaSalle Bank will release to the Company that number of shares that is equal to the difference between (i) 1,250,000 shares and (ii) the number of shares determined as a result of the calculation set forth above.

The Company may also be required to pay eBaum’s “earn out” payments of up to $30 million, in a combination of cash and shares of its common stock, subject to the achievement of certain performance milestones. Pursuant to a Subordination Agreement, dated October 31, 2007, by and among the Company, eBaum’s and YA Global Investments, L.P. (“YA Global”), at any time when the outstanding principal amount of the Company’s 7.5% Senior Secured Convertible Debentures due October 31, 2010 (the “YA Convertible Debentures”) exceeds $8,000,000, the Company shall not make any cash “earn out” payments unless the Company has met certain cash flow tests and redeems an amount of the YA Convertible Debentures equal to the cash “earn out” payment.

At the closing of the acquisition, the Company entered into a registration rights agreement (the “eBaum’s Registration Rights Agreement”) with eBaum’s whereby the Company agreed to file one or more registration statements covering all shares of its common stock issued to eBaum’s pursuant to the acquisition, except for the 1,635,056 shares of common stock subject to forfeiture. The Company is required to file a registration statement within (i) 60 days following the date that any shares of its common stock are payable pursuant to any “earn out” payment, (ii) 60 days following each date upon which the Company is required to deliver the first eleven installments of the shares of common stock issued as part of the purchase price and (iii) prior to each date upon which the Company is required to issue the final twelve installments of the shares of common stock issued as part of the purchase price. The Company is required to use its best efforts to cause any registration statement filed pursuant to the eBaum’s Registration Rights Agreement to be declared effective as soon as possible. Should the Company be unable to obtain an effective registration statement for these shares within 365 days, eBaum’s has the ability to require the Company to repurchase the shares at the greater of the price at which they were issued or a twenty day moving average market price calculated as of the time of the default notice from eBaums.

The YA Convertible Debentures

On October 31, 2007, the Company sold $23 million principle amount of YA Convertible Debentures to YA Global pursuant to a Securities Purchase Agreement, dated August 2, 2007, by and between the Company and YA Global. The YA Debentures, which are due on October 31, 2010, carry a 7.5% interest coupon. The Company is required to repay principal and interest under the YA Convertible Debentures monthly, commencing on March 3, 2008, in cash or in shares of the Company’s common stock, at the Company’s option. On each monthly payment date, the Company will pay an aggregate of $638,889 of principal, plus accrued interest, by converting such amount into shares of the Company’s common stock at the lesser of (i) $1.90 per share or (ii) the price that shall equal 90% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days immediately preceding the payment date.

At its option, subject to certain conditions, the Company may make any monthly payment of principal or interest in shares of its common stock, cash or a combination of cash and shares of its common stock. If the Company elects to pay any part of the monthly payment of principal in cash, then it will be required to pay a redemption premium equal to 10% of the principal amount being paid in cash.

The Company will have the right to redeem, upon at least thirty days prior written notice to YA Global, all or any portion of the outstanding principal amount of the YA Convertible Debentures prior to the maturity date. If the Company elects to redeem principal, the Company will be required to pay in cash an amount equal to the principal being redeemed plus a redemption premium equal to 10% of the principal amount being redeemed. Until the Company has paid the redemption price in full, YA Global may, at its option, convert the principal amount to be redeemed into shares of the Company’s common stock at a conversion price of $1.90 per share.

YA Global may convert any portion of the outstanding principal amount of the YA Convertible Debentures and accrued, but unpaid interest into shares of the Company’s common stock at a conversion price of $1.90 per share. However, the Company will not effect and the holder will have no right to convert any portion of the YA Convertible Debentures, if as a result of such conversion YA Global would beneficially own in excess of 9.99% of the Company’s common stock. This provision may be waived by YA Global upon 65 days written notice to the Company.

In the event that the Company issues shares of its common stock, except for certain excluded issuances, at a lower price than the conversion price of $1.90 per share (or such conversion price then in effect), the conversion price will be reduced to such lower price, and therefore, the number of shares issuable upon conversion of the YA Convertible Debentures will increase proportionately.

Events of default under the convertible debentures include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of the Company’s subsidiaries that is not dismissed in 61 days;

•	the Company is unable to pay its debts as they come due;

•
a default occurring under any other debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000, other than certain excluded indebtedness, to which the Company or any of the Company’s subsidiaries are bound;

•	the Company’s common stock is delisted from the Nasdaq Capital Market and the Company is not listed or quoted an another stock exchange or trading market within five days of such delisting;

•
the Company fails to file or maintain the effectiveness of a registration statement covering the resale of the shares of common stock underlying the convertible debentures and the related warrants; and

•
the Company or any of its current senior executive officers or directors shall be indicted, convicted or have a judgment entered against it (including in a settled action) for any intentional or willful violation of federal securities laws, including without limitation, in any administrative proceeding or Federal District Court action brought by the Commission or applicable criminal authorities.

If an event of default were to occur, payment of the entire principal amount of the YA Convertible Debenture could be accelerated and become immediately due and payable. In addition, if an event of default were to occur, YA Global may elect to convert the entire principal amount into shares of the Company’s common stock at a default conversion price equal to the lesser of (i) the conversion price of $1.90 per share or (ii) the price that shall equal 75% of the lowest volume weighted average price of the Company’s common stock during the 10 consecutive trading days immediately preceding the conversion date. Furthermore, under certain circumstances, if an event of default were to occur, then eBaum’s will have the option to purchase the YA Convertible Debentures from YA Global at the face value of the YA Convertible Debentures.

In connection with the sale of the YA Convertible Debentures to YA Global, the Company entered into a security agreement with YA Global whereby the Company granted YA Global a continuing, first priority security interest in all of the Company’s assets and the assets of its subsidiaries, including without limitation the assets of EBW. The Company has also pledged the shares of each of its subsidiaries, including EBW, as part of this transaction.

The YA Convertible Debentures were issued pursuant to the exemption from registration afforded under Section 4(2) of the Act.

The Junior Convertible Debentures

In addition, on October 31, 2007, the Company sold $5,124,170 aggregate principal amount of junior secured convertible debentures (the “Junior Convertible Debentures”) to certain accredited investors (the “Junior Purchasers”), including Carl Page, our chief technology officer and a member of our board of directors, and Eric Bauman, the founder of eBaum’s. The Junior Convertible Debentures have substantially similar terms as the YA Convertible Debentures, except that the Junior Convertible Debentures are subordinated in right of payment to both the YA Convertible Debentures and eBaum’s rights to receive any “earn-out” payments under the Asset Purchase Agreement, and the security interest of the Junior Purchasers is subordinated the security interest of YA Global in all of the Company’s assets and the security interest of eBaum’s in EBW, all pursuant to a secondary subordination agreement, dated October 31, 2007, by and among the Company, YA Global, the Junior Purchasers and eBaum’s (the “Secondary Subordination Agreement”). The Junior Convertible Debentures also differ from the YA Convertible Debentures in that the initial monthly principal and interest installment payment on the Junior Convertible Debentures is due on March 13, 2008, and the maturity date of the Junior Convertible Debentures is November 10, 2010.

The Junior Convertible Debentures were issued pursuant to the exemption from registration afforded under Section 4(2) of the Act.

Common Stock and Common Stock Warrants Issued to YA Global and the Junior Convertible Debenture Holders

In connection with the sale of the YA Convertible Debentures, the Company issued to YA Global (i) 680,000 shares of its common stock, (ii) warrants to purchase 3,026,316 shares of the Company’s common stock at an exercise price of $1.90 per share and (iii) warrants to purchase 2,751,196 shares of its common stock at an exercise price of $2.09 per share. Key provisions of the warrants include the following:

•	the warrants expire on October 31, 2012;

•
if at the time that a warrant is exercised (i) the shares of common stock issuable upon exercise of the warrant are not covered by an effective registration or (ii) an event of default has occurred under the YA Convertible Debentures, then YA Global may exercise such warrant on a cashless basis in lieu of paying cash;

•
in the event that the Company issues shares of its common stock, except for certain excluded issuances, at a lower price than the exercise price of the warrants, the exercise price of the warrants will be reduced to such lower price and the number of shares issuable upon exercise of the warrants will increase proportionately.

In connection with the Sale of the Junior Convertible Debentures, the Company issued to the Junior Purchasers (i) warrants to purchase an aggregate of 671,053 shares of the Company’s common stock at an exercise price of $1.90 per share and (ii) warrants to purchase an aggregate of 610,048 shares of its common stock at an exercise price of $2.09 per share. The terms and provisions of the warrants issued to the Purchasers are substantially similar to the terms of the warrants issued to YA Global.

On October 31, 2007, the Company entered into separate registration rights agreements with each of YA Global and the Junior Purchasers. The Company has agreed to file resale registration statements with the Securities Exchange Commission covering all shares of its common stock issuable upon conversion of the YA Convertible Debentures and the Junior Convertible Debentures and all shares issuable upon exercise of the warrants. The Company must file the initial registration statement on or before November 30, 2007. Should the Company be unable to meet the deadlines described above or effectiveness and maintenance requirements as defined in the agreement, it could be required to pay liquidated damages to each of YA Global and the Junior Purchasers in the amount of 1% of the purchase price of YA Convertible Debentures and Junior Convertible Debentures per month, up to a maximum of 6%, payable in either stock or cash at the Company’s option.

The Company has also agreed to use its best efforts to have such registration statement declared effective by February 28, 2008.

Chicago Investment Group (“CIG”) acted as placement agent with respect to the offering and received a cash fee equal to $73,500 (7% of the gross proceeds received from investors introduced to the Company by CIG) with respect to the Junior Convertible Debentures and warrants to purchase an aggregate of approximately 37,000 shares of our common stock (7% of the gross proceeds received from investors introduced to us by CIG).

The shares of common stock and warrants that were issued to YA Global and the Junior Purchasers were issued pursuant to the exemption from registration afforded under Section 4(2) of the Act.

The Company received aggregate gross proceeds of $28,144,290 from the sale of the YA Convertible Debentures, the Junior Convertible Debentures and the various warrants issued in connection therewith.

Name Change to ZVUE Corporation from Handheld Entertainment, Inc.

On October 31, 2007, the Company amended its certificate of incorporation to change its name to “ZVUE Corporation” from “Handheld Entertainment, Inc.”

Increase in Authorized Capital Shares

Pursuant to a contractual obligation contained in the Securities Purchase Agreement between the Company and YA Global, on October 30, 2007, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock to 75 million shares.

Increase in number of shares reserved under the 2007 Incentive Stock Plan

On October 31, 2007, our stockholders approved the increase in the number of shares reserved under the 2007 Incentive Stock Plan to 3.5 million from 2.0 million.

Issuance of Common Stock

Subsequent to September 30, 2007, we granted 693,398 common shares for services to various employees including Jeff Oscodar, our CEO, and William Bush our CFO. Mr. Oscodar was granted 175,000 fully vested shares and Mr. Bush was granted 125,000 fully vested shares. The grants will be valued at the price per share on the day of the grant per share or an aggregate of approximately $1.8 million. We expect to record approximately $1.6 million of that expense in 2007 while the remaining amount will be recognized over the respective service periods.

Advances on the $5M Line of Credit, Related Party

Subsequent to September 30, 2007, we drew approximately $1 million of additional funds against the line of credit which we entered into with Carl Page. The line, which bears a 6% interest rate, is due and payable January 31, 2008.

Issuance of Common Stock Options

Subsequent to September 30, 2007, we granted 50,000 options to purchase our common stock for services to various employees. The grants will be valued at the price per share on the day of the grant per share or an aggregate of approximately $140,000. The expense will be recognized over the respective service periods.

Warrants Activity

As noted above, subsequent to September 30, 2007 and concurrent with the issuance of the convertible notes described above, we issued approximately 7.1 million, 5-year warrants expiring October 31, 2012 approximately half of which have an exercise price of $1.90 and approximately half with an exercise price of $2.09. We will recognize interest expense of approximately $19.9 million through the October 31, and November 10, 2010 maturities of the related convertible notes. After accounting for that issuance, our outstanding warrants are as follows:

	Number of Warrants	Average Exercise Price

Outstanding, September 30, 2007	4,197,139	$3.93
Granted	7,101,610	$2.00
Exercised	--	--
Expired	--	--
Outstanding, November 14, 2007	11,298,749	$2.71

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
• Liquidity and Capital Resources;
• Critical Accounting Policies; and
• Factors That May Impact Future Operating Results.

Overview, Trends and Business Development

ZVUE Corporation (“we”, “us”, “our”, or “the Company”) is a Delaware corporation.

Corporate History

We were organized in the state of Nevada on February 3, 2003 as Vika Corp. On February 8, 2006, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of reincorporating in the state of Delaware from Nevada. On February 10, 2006, HHE Acquisition, Inc., our newly formed wholly-owned California subsidiary, merged (“the Merger”) with and into Handheld Entertainment, Inc. (“HHE”), a private California corporation. Upon closing of the Merger, Handheld Entertainment, Inc. became our wholly-owned subsidiary and we succeeded to Handheld Entertainment’ Inc.’s line of business as our sole line of business. In connection with the Merger, Handheld Entertainment, Inc changed its name to HHE Corp. and we changed our name to Handheld Entertainment, Inc. On October 31, 2007, we changed our name to ZVUE Corporation from Handheld Entertainment, Inc.

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

We have acquired eBaumsWorld.com, PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk and we have built ZVUE.com, our commercial web site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Showtime, International Marketing Group, National Lampoon, Canadian Broadcasting Corporation and others. We also have over two million songs available for download through our strategic partnerships with content providers, eMusic and Rhapsody.

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

The ZVUE 260 player is currently available at WalMart.com and we are in talks with retailers to expand its distribution. Our ZVUE Model 250 media player is sold in more than 2,200 Wal-Mart stores in the United States, InMotion stores, as well as retail store websites, including Amazon.com and WalMart.com.

Recent Developments

Acquisition of eBaum’s World and the Sale of $28.1 Million of Convertible Notes

On October 31, 2007, our wholly owned subsidiary, EBW Acquisition, Inc., acquired all of the business and assets of eBaum’s World, Inc., including without limitation, all of eBaum’s World’s right, title and interest in ebaumsworld.com. On October 15, 2007, our earnest money deposit consisting of 261,438 shares of our common stock and $350,000 was released to eBaum’s World. At the closing, we paid eBaum’s World $14,250,000 in cash and placed 2,885,056 shares of our common stock in escrow. On November 14, 2007, we will place an additional number of shares of our common stock into escrow, which will equal the difference between (x) the quotient of $5,000,000 divided by the average closing price of our common stock for the 10 trading days following the closing date and (y) 1,250,000. Of such shares held in escrow, 1,635,056 shares are subject to forfeiture if Eric Bauman, the founder of eBaum’s World, is not continually employed by EBW Acquisition for 36 months following the closing date. The remaining shares of common stock will be released from escrow in 23 equal monthly installments commencing on December 31, 2007. We may also be required to pay eBaum’s World “earn out” payments of up to $30 million in a combination of cash and shares of our common stock, subject to achievement of certain performance milestones.

We entered into a registration rights agreement with eBaum’s World whereby we agreed to register all shares of common stock issued in connection with the acquisition, except for the 1,635,056 shares subject to forfeiture.

In order to finance the cash portion of the purchase price of the assets and to provide working capital, on October 31, 2007, we sold $23 million principal amount of Senior Secured Convertible Debentures to YA Global Investments, L.P. pursuant to a Securities Purchase Agreement, dated August 2, 2007, by and between YA Global Investments and us. In connection with the sale of the Senior Secured Convertible Debenture, we issued YA Global Investments (i) 680,000 shares of our common stock, (ii) warrants to purchase 3,026,316 shares of our common stock at an exercise price of $1.90 per share and (iii) warrants to purchase 2,751,196 shares of our common stock at an exercise price of $2.09 per share.

In addition, On October 31, 2007, we sold an aggregate of $5,124,170 principal amount of Junior Secured Convertible Debentures to certain accredited investors, including Eric Bauman, the founder of ebaumsworld.com, and Carl Page, our chief technology officer and a member of our board of directors. In connection with the sale of the Junior Secured Convertible Debentures, we issued the purchasers (i) warrants to purchase an aggregate of 671,053 shares of our common stock at an exercise price of $1.90 per share and (ii) warrants to purchase an aggregate of 610,048 shares of our common stock at an exercise price of $2.09 per share.

We received aggregate gross proceeds of $28,124,170 in connection with the sale of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures. All shares of our common stock and other securities issued in connection with the acquisition and the related financing transactions were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

We entered into separate registration rights agreements with YA Global Investments, on the one hand, and the investors in the Junior Secured Convertible Debentures, on the other hand, to register the shares of common stock underlying the Senior Secured Convertible Debentures, the Junior Secured Convertible Debentures and the various warrants issued in connection therewith.

The foregoing does not purport to be complete summary of the terms of the acquisition or the related financing transactions and reference is made to our Current Report on form 8-K, filed with the Securities and Exchange Commission on November 5, 2007, and our definitive Notice of Consent Solicitation and Consent Solicitation Statement filed with the Securities and Exchange Commission on October 18, 2007.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2007 and 2006 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007		2006		Change from previous year		2007		2006		Change from previous year
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%		$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Product sales, net	$510,587	83%	$123,104	100%	$387,483	315%	$1,079,383	81%	$1,299,125	100%	$(219,742)	-17%
Service revenue	106,348	17%	-	0%	106,348	n/a	246,328	19%	-	0%	246,328	n/a
Net Revenue	616,935	100%	123,104	100%	493,831	401%	1,325,711	100%	1,299,125	100%	26,586	2%
Cost of product sales	831,597	135%	396,800	322%	434,797	110%	1,540,246	116%	1,462,495	113%	77,751	5%
Cost of service revenues	18,811	3%	-	0%	18,811	n/a	18,811	1%	-	0%	18,811	n/a
Cost of revenues	850,408	138%	396,800	322%	453,608	114%	1,559,057	118%	1,462,495	113%	96,562	7%
Gross margin	(233,473)	-38%	(273,696)	-222%	40,223	-15%	(233,346)	-18%	(163,370)	-13%	(69,976)	43%

Costs and expenses
Sales and marketing	788,718	128%	937,116	761%	(148,398)	-16%	2,241,761	169%	2,432,624	187%	(190,863)	-8%
General and administrative	2,733,600	443%	1,581,570	1285%	1,152,030	73%	6,989,805	527%	4,677,927	360%	2,311,878	49%
Research and development	205,512	33%	596,322	484%	(390,810)	-66%	545,586	41%	1,557,075	120%	(1,011,489)	-65%
Total operating expenses	3,727,830	604%	3,115,008	2530%	612,822	20%	9,777,152	738%	8,667,626	667%	1,109,526	13%
Loss from operations	(3,961,303)	-642%	(3,388,704)	-2753%	(572,599)	17%	(10,010,498)	-755%	(8,830,996)	-680%	(1,179,502)	13%

Other income and (expense)
Interest income	4,774	1%	6,725	5%	(1,951)	-29%	65,031	5%	59,574	5%	5,457	9%
Interest expense	(231,937)	-38%	(1,334)	-1%	(230,603)	17287%	(273,653)	-21%	(67,066)	-5%	(206,587)	308%
Loss on conversion of debt	-	0%	-	0%	-	n/a	-	0%	(1,038,743)	-80%	1,038,743	-100%
Total other income (expense)	(227,163)	-37%	5,391	4%	(232,554)	-4314%	(208,622)	-16%	(1,046,235)	-81%	837,613	-80%
Net Loss	$(4,188,466)	-679%	$(3,383,313)	-2748%	$(805,153)	24%	$(10,219,120)	-771%	$(9,877,231)	-760%	$(341,889)	3%

Sales

Sales were approximately $617,000 and $1.3 million during the three and nine months ended September 30, 2007 as compared to approximately $123,000 and $1.3 million during the comparable periods from 2006. Overall revenue for the three months ended September 30, 2007 increased 401% which was due to increases in hardware sales and the development of the content business. The 315% increase in revenue from product sales for third quarter ended September 30, 2007 is due to the new sales relationship with a major credit card issuer which is using the ZVUE 250 as part of its rewards program. The slight increase in total revenue of 2% for the nine months ended September 30, 2007 is primarily due to the development our on-line advertising sales business model which consists of revenues from the sale of banner and skyscraper ads through our network of humor based web sites. Those new revenues were offset by lower sales in Wal-Mart stores of the Model 250 as compared to the ZVUE Model 200. The decline in sales to Wal-Mart was partially offset by a distribution arrangement with a new customer whereby the ZVUE Model 250 is being used as part of a rewards program for a major credit card issuer.

At September 30, 2007, Wal-Mart accounted for approximately 37% of the gross accounts receivable and represented approximately 10% and 33% of our revenues for the three and nine months ended September 30, 2007, respectively. At September 30, 2006, Wal-Mart accounted for approximately 76% of the gross accounts receivable and represented approximately 82% and 97% of our revenues for the three and nine months ended September 30, 2006. A new customer, which purchased the ZVUE Model 250 for its rewards program, accounted for accounted for approximately 44% of the gross accounts receivable and represented approximately 65% and 30% of our revenues for the three and nine months ended September 30, 2007, respectively. As a result, for the periods being reported, we were materially dependent upon Wal-Mart and this new customer for our revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, especially Wal-Mart or our new customer, would have a material adverse effect on our results.

All of our sales to Wal-Mart and our new customer during 2007 are of our ZVUE Model 250 model while 2006 sales consisted primarily of the ZVUE Model 200. While we are currently selling the ZVUE Model 260 to walmart.com, there can be no assurance that the Wal-Mart retail stores will accept the Model 260 or our additional models if, and when, our shipments of future models commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE Model 200 or 250. The failure of these events to occur would significantly impact our future sales.

Approximately 99% of our sales for the three and nine months ended September 30, 2007 were to customers in the United States of America; the remaining percentage was principally to customers in Europe. This compares to approximately 100% and 98% to customers in the United States of America for the three and nine months ended September 30, 2006.

Cost of Revenues

At September 30, 2007, cost of revenues for products sales was approximately $831,000 and $1.5 million for the three and nine month periods ended September 30, 2007, respectively, as compared to approximately $400,000 and $1.5 million for the comparable periods from 2006. The increase in cost of revenues during the three months ended September 30, 2007 as compared to the prior year is primarily the result of the increase in unit sales of the ZVUE 250 product. The 5% increase in cost of product sales for the nine months ended September 30, 2007 are the result of increased distribution costs and the write down of ZVUE 200 and 250 model inventory to its net realizable value. The ZVUE Model 250 is near the end of its lifecycle, and as expected, sales have begun to diminish. We purchase our products from Eastech Electronics (Taiwan) Inc., a contract manufacturer located in Taiwan that is the sole manufacturer of our ZVUE product. Purchases during the three and nine months ended September 30, 2007 from Eastech were approximately $0.5 million and $1.2 million which compares to purchases of approximately $0.3 million and $2.3 million, respectively for the three and nine months ended September 30, 2006.

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

Gross Margin

At September 30, 2007, gross margin was approximately ($233,000) and approximately ($233,000) for the three and nine month periods ended September 30, 2007, respectively. Gross margin was negative for the three and nine months ended September 30, 2007 primarily as a result of write offs related to new and returned inventory from the ZVUE Model 250. We have historically experienced a negative gross margin as a result of expenses related to the introduction and support of the product into retail distribution, the subsequent expansion of the product’s distribution and the effect of higher component costs associated with low volume production. We expect that the basic product will continue to have low gross margins in the future although we expect to offset those margins with the introduction of new products and services which will be sold to customers of the media player, as well as other revenue streams which will utilize the ZVUE product as a platform to distribute content under subscription or single-use contracts.

Sales and Marketing Expenses

At September 30, 2007, sales and marketing expenses were approximately $789,000 and $2.2 million for the three and nine month periods ended September 30, 2007, respectively, as compared to approximately $937,000 and $2.4 million for the comparable periods from 2006. Sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel, commissions, advertising, printing and customer acquisition-related costs. These costs have declined in the three and nine months ended September 30, 2007 as compared to the same period from the previous year. This is directly related to cost reductions for the hardware component of our business partially offset by marketing investments in the content business. We have made marketing investments in personnel and promotional expenses related to the content business to accelerate the growth of this high margin component of our business strategy. We may increase marketing and development efforts in the future as our content business grow, or as new versions of the ZVUE PMP are introduced.

General and Administrative Expenses

At September 30, 2007, general and administrative expenses were approximately $2.7 million and approximately $7.0 million for the three and nine month periods ended September 30, 2007, respectively, as compared to approximately $1.6 million and approximately $4.7 million for the comparable periods from 2006. Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, rent and other general operating costs. Our general and administrative expenses also include amortization expense related to the issuance of restricted common stock and common stock options to employees and contractors, which was approximately $885,000 and $1.5 million in the three and nine months ended September 30, 2007 as compared to approximately $677,000 and $1.6 million in the three and nine months ended September 30, 2006, respectively. We also include amortization expense related to the acquisition of our network of websites in general and administrative expense. In the three and nine months ended September 30, 2007 those expenses were approximately $1.0 million and $2.7 million, respectively, as compared to $0 for both periods from the prior year. Excluding these non-cash charges general and administrative costs declined approximately 6% and 7% for the three and nine months ended September 30, 2007 to approximately $849,000 and $2.8 million reflecting our implementation of costs controls and a reduction of personnel.

Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

Research and Development Expenses

Research and development expenses were approximately $206,000 and $546,000 during the three and nine months ended September 30, 2007 as compared to approximately $596,000 and $1.6 million during the three and nine months ended September 30, 2006, a decrease of approximately 66% and 65%, respectively. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The decrease in research and development expenses is primarily as a result of the elimination of development work on two proposed versions of the ZVUE product and our movement to a hardware model which utilizes low cost components which we do not need to do significant development work to integrate into our products.

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

Interest income

Interest income of approximately $5,000 and $65,000 for the three and nine months ended September 30, 2007 relate to deposits in our depository accounts as a result of funds generated by the private placement concluded in January 2007 and debt offering in June 2007. Interest income from three and nine months ended September 30, 2006 relates to cash balances resulting from the private placement concluded in February 2006.

Interest expense

Interest expense of approximately $232,000 and $274,000 for the three and nine months ended September 30, 2007 were directly related to amortization of the warrants issued as part of the June 2007 financing as well the interest payable on notes and other borrowings which we have entered into to fund our operations and acquisitions. The amortization of the warrants resulted in our recognition of approximately $181,000 in the three months ended September 30, 2007. These amounts compare to approximately $1,000 and $67,000 for the three and nine months ended September 30, 2006 which result from interest on borrowing which were subsequently converted to common stock.

Gain/(Loss) on conversion of debt

Starting in December 2003, Carl Page, a member of our board of directors and our Chief Technology Officer from time to time made cash advances to HHE which were subsequently converted into notes totaling $3,741,049 to finance HHE’s operations. Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to HHE and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to HHE. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to the Mr. Page pursuant to these notes. Pursuant to the terms of the Mr. Page’s convertible notes, in connection with the Merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of our common stock. We recognized a loss on conversion of $1,093,684.

In January and February 2006, we received $500,000 in a series of cash advances from Mr. Page. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, the Mr. Page agreed to convert the notes and all accrued interest at a rate of $7.13 per share which resulted in the issuance of 71,439 shares of our common stock. In April 2006, we recognized a gain on conversion of $84,941.

In April 2006, we converted an existing debt of $30,000 into 8,276 shares. As a result of the transaction, we recorded a loss on conversion of $30,000.

Liquidity and Capital Resources

At September 30, 2007, we had a cash and cash equivalent balance of approximately $166,000 and negative working capital of approximately $4.2 million. Net cash used in operations was approximately $8.0 million for the nine months ended September 30, 2007 as compared to net cash used in operations of approximately $8.1 million for the nine month period ended September 30, 2006. For the nine months ended September 30, 2007, we used cash to fund our loss of approximately $10.2 million offset by non-cash items such as expenses related to the issuance of common stock, common stock options and warrants to employees and service providers of approximately $1.5 million and amortization expenses related to acquisitions of $2.7 million.

Net cash used in investing activities in the nine months ended September 30, 2007 was approximately $2.2 million as compared to net cash used in investing activities of approximately $443,000 for the nine month period ended September 30, 2006. For the nine months ended September 30, 2007, the primary use of the cash was to purchase our newly acquired subsidiary, Putfile, Ltd and the UnOriginal.co.uk website and acquisition costs associated with our proposed acquisition of eBaum’s World which included a $350,000 cash deposit (see Note 12) as well as some fixed assets, primarily computer equipment, to expand our content business.

Net cash provided by financing activities in the nine months ended September 30, 2007 was approximately $6.8 million as compared to approximately $12.2 million for the nine month period ended September 30, 2006. The completion of the private placement in January 2007 resulted in gross proceeds to us of approximately $3.8 million offset by approximately $89,000 in offering costs. The sale of common stock to Carl Page, our CTO, in May 2007, resulted in cash proceeds to us of approximately $250,000 while the sale of unsecured notes in June 2007 resulted in cash proceeds of approximately $1.4 million offset by approximately $82,000 in offering costs. We additionally entered into an agreement with Mr. Page whereby he purchased notes from us under a line of credit bearing 6% interest. We received approximately $1.3 from the sale of these notes. For the nine months ended September 30, 2006, the completion of the private placement in February 2006 resulted in gross proceeds to the company of approximately $7.6 million and a payment of approximately $297,000 in offering costs. The company also incurred cash expenses of approximately $546,000 as of September 30, 2006, related to the secondary offering which was completed in August 2006.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. In addition to the financing concluded in conjunction with the eBaum’s World acquisition, we may seek additional equity and/or debt financing to sustain our growth strategy. We believe that based on our current cash position, the eBaums World financing, the recent Bridge Note financing, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2007. However, it is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

Service Revenues

Service revenue from advertisement sales (“ad sales”) are amounts charged to customers for advertisements placed on our web sites. Advertising revenues are recognized in the period when the advertisements are placed on the web site. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve the use of third party advertising agencies where the Company is the primary obligor and has the risks and rewards of ownership are reported at the gross amount of the advertising revenue, with agency commissions and ad serving fees being reported as cost of revenues. For arrangements where the Company sells direct to advertisers or sells through third parties that have significant control over the sales process, the Company recognizes as revenue only the net proceeds it receives.

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

Since Wal-Mart and a new customer represented approximately 35% and 30% of our revenues foe the nine months ended September 30, 2007, respectively,, if they were no longer our customers, demanded different terms, or did not accept our future planned models, that would have a negative impact on our revenues.

Wal-Mart and our new customer currently are, and for the foreseeable future are expected to remain, our largest customers. Wal-Mart represented approximately 35% of our revenues during 2007 and our new customer represented approximately 30% of our revenues during 2007. While we plan to aggressively expand our ad-based model to diminish hardware sales as a percentage of our total and market the ZVUE to other major retailers, we may not be successful in developing our content model and other major retailers may not take on the ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart and this new customer, which may not happen. We do not have any long term or supply agreement for the sale of our products to Wal-Mart and this new customer and our business plans are based upon estimates for orders from Wal-Mart and this new customer that could be inaccurate. In addition, having virtually all of our hardware business concentrated in two customers also entails the risk that such customers may demand price concessions and other terms that could prevent us from operating profitably, and could subject us to the risks affecting that customers business.

The majority of our sales to Wal-Mart, our largest customer during 2006, were of our ZVUE Model 200 and our MP3 player. We expect the majority of our orders shipped to Wal-Mart during 2007 to be of our ZVUE Model 250 as well as our MP3 player and while we are currently shipping our ZVUE Model 260 to WalMart.com there is no guarantee that the product will be accepted by the retail stores and there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commences, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE Model 200 or 250.

In addition, Wal-Mart maintains its own pay music download service that could compete with our download business and impact sales of our PMP devices.

If the costs that advertisers are willing pay for internet advertising declines, revenues from our network of content websites, including ebaumsworld.com, will be negatively effected.

We generate revenues from our network of content websites from the sale of advertising space. If the costs that advertisers are willing to pay for Internet advertising generally, or for content sharing websites in particular, declines the revenues and financial condition of our content business will be negatively effected.

If our websites do not continue to attract unique visitors, then our ability to continue generating advertising revenue may be impaired.

Our ability to generate advertising and other revenues is predicated on our ability to attract traffic to our network of websites. Historically, we have been able to increase traffic to our websites by offering user-generated content that attracts unique visitors. Due to increased offerings of, and competition among, content-sharing websites, it may be more difficult for us to continue to attract and increase the number of unique viewers to our websites. It is also possible that users may not continue to submit the same quality and quantity of content as historically provided. If traffic to our network of websites declines, then our ability to generate revenues will be impaired.

If consumers do not continue to visit our websites, our revenues may decline and we may be forced to revise our business plan.

The success of our business is largely dependent on the continued demand for, and growth of, user-generated web content, flash games, jokes and other related content and acceptance and use of our current and intended product and service offerings by consumers. To a certain extent, these factors are out of our control. In the event that the popularity of viewing user-generated web content decreases or the growth of this industry slows, our revenues may decline and we may be forced to significantly revise our business operations.

Changes in laws governing the Internet could prohibit or impair our ability to conduct our user-generated content business or subject us to burdensome regulation.

Our online user-generated content business is not currently subject to direct regulation by any governmental agency, other than such laws as are applicable to similar businesses in general. In the future, federal, state, local and/or foreign governments may enact legislation or approve regulations that prohibit or impair our ability to continue to obtain content in our current manner and/or offer our services and products in their current format or at all. Any future governmental regulation may have a detrimental effect on our user-generated content business, overall operations and financial results and us to unanticipated costs.

We may be subject to intellectual property rights claims, which are costly to defend and could require payment of damages.

We may have copyright claims filed against us by third parties alleging that certain content available on our websites infringe their rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue or otherwise harm our business. In addition, any time one of our websites links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because our online user-generated content business comprises a significant part of our overall operations, the risk of harm from such lawsuits could be substantial.

Our online user-generated content business faces intense competition from other user generated content sharing websites.

While we are currently aware of other websites that offer products and/or services similar to those offered by us (i.e., YouTube.com), there may also exist, or may in the future be developed, any number of additional content sharing websites that offer content, products and/or services similar to those offered by us. It is possible that other businesses in the industry will have greater capital, marketing and other resources than we do. There can be no assurances that the websites already offering content, products and/or services similar to those offered by us, or other businesses developing such products and/or services, will not offer such products and/or services in a more favorable format or with greater success than us.

Risks Related to our Common Stock

We incurred $28,124,170 of indebtedness to finance the acquisition of ebaumsworld.com and for working capital purposes, which increased our liabilities and exposes us to greater risks.

We incurred $28,124,170 of indebtedness to finance the acquisition of ebaumsworld.com by selling $23 million principal amount of Senior Secured Convertible Debentures and warrants to YA Global Investments and $5,124,170 principal amount of Junior Secured Convertible Debentures and warrants to other purchasers, including Eric Bauman, the founder of ebaumsworld.com, and Carl Page, our chief technology officer and a member of our board of directors. The terms of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures will contain certain restrictions including but not limited to the following:

•	we may not consummate any merger, reorganization or sale of all or substantially all of our assets;

•	we and our subsidiaries may not enter into, create, incur or assume any indebtedness of any kind that is senior in any respect to our obligations under the convertible debentures; and

•	repay, repurchase or otherwise acquire shares of our common stock or other equity securities.

In addition, the Senior Secured Convertible Debentures, the Junior Secured Convertible Debentures and the related warrants contain certain anti-dilution protections that may discourage us from issuing shares of our common stock at a price per share below the conversion price of the convertible debentures or the exercise price of the warrants. In the event that we issue shares of our common stock, except for certain excluded issuances, at a lower price than the conversion price of the convertible debentures, the conversion price will be reduced to such lower price, and therefore, the number of shares issuable upon conversion of the convertible debentures will increase proportionately. Similarly, in the event that we issue shares of our common stock, except for certain excluded issuances, at a lower price than the exercise price of the warrants, the exercise price of the warrants will be reduced to such lower price and the number of shares issuable upon exercise of the warrants will increase proportionately. Any of the foregoing could result in substantial dilution to our stockholders, may limit our ability to raise additional capital through the issuance of debt or equity securities or enter into other transactions that would be advantageous to us, and could cause the price of our common stock to decline.

We may have insufficient cash to repay our obligations under the Senior Secured Convertible Debentures and/or the Junior Secured Convertible Debentures, which could have a material adverse effect on our ability to operate our business.

Under the terms of the Senior Secured Convertible Debentures issued to YA Global Investments, we will be required to pay interest at a rate of 7.5% per annum and to pay $638,889 of principal on the first day of each calendar month commencing on March 3, 2008, by converting such amount of principal and interest into shares of our common stock or by paying the monthly installment of principal plus a premium equal to 10% of the principal amount to be paid at our option. Principal and interest on the Junior Secured Convertible Debentures will be payable on the same terms except that the initial monthly payment of principal and interest on the Junior Secured Convertible Debentures will commence on March 13, 2008. If we fail to satisfy certain equity conditions on an ongoing basis, then we may be forced to pay these monthly installments in cash. These equity conditions include, but are not limited to, the following:

•	there is an effective registration statement covering the resale of the shares of common stock underlying the convertible debentures;

•	trading of our common stock on the Nasdaq Capital Market has not been suspended nor shall delisting or suspension by the Nasdaq Capital Market be pending or threatened; and

•	timely delivery of shares of our common stock upon conversion of the convertible debentures.

If we do not meet these conditions, we will be required to pay the monthly installment of principal plus 10% premium in cash, which would most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, failure to satisfy the equity conditions would have a material adverse effect on our ability to continue operating our business and we may be forced to scale back our operations.

The number of shares of our common stock that we are required issue under the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures will depend in part on market prices for shares of our common stock, which could result in the issuance of a large number of shares of our common stock.

Under the terms of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures, we may make monthly payments of principal and interest in shares of our common stock at a conversion price equal to the lesser of (i) $1.90 per share or (ii) the price that shall equal 90% of the lowest volume weighted average price of our common stock during the 10 consecutive trading days immediately preceding the payment date. Therefore, the number of shares of common stock that we will be required to issue will depend on the market prices of our common stock for the 10 trading days prior to the payment date. To the extent that the lowest volume weighted average price of our common stock during the 10 consecutive trading days immediately preceding the payment date is less than $1.90 per share, the number of shares that we will be required to issue will be inversely proportional to such volume weighted average price. If the market price of our common stock declines during the 10 trading-day period, then we will be required to issue more shares of our common stock, which could lead to greater dilution of existing stockholders’ percentage of ownership and voting power and lead to declines in the price of our common stock.

If an event of default occurs under the Senior Secured Convertible Debentures and/or the Junior Secured Convertible Debentures it could result in a material adverse effect on our business, operating results and financial condition, or the loss of our assets as YA Global Investments will hold a first priority security interest, and the holders of the Junior Secured Convertible Debentures will have a subordinate security interest, in all of our assets and the assets of our subsidiaries.

Events of default under the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries that is not dismissed in 61 days;

•	we are unable to our pay debts as they come due;

•
a default occurring under any other debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000, other than certain excluded indebtedness, to which we or any of our subsidiaries are bound;

•	our common stock is delisted from the Nasdaq Capital Market and we are not listed or quoted an another stock exchange or trading market within five days of such delisting;

•	we or any of our subsidiaries is party to a change of control;

•	we fail to file or maintain the effectiveness of a registration statement covering the resale of the shares of common stock underlying the convertible debentures and the related warrants;

•	if we are unable to cure any failure to deliver shares of our common stock upon receipt of a conversion notice within 7 days of such conversion failure;

•	failure to pay in cash certain liquidated damages resulting from a conversion failure; and

•	failure to observe or perform any other covenant or agreement with the purchasers of the convertible debentures that is not cured within the time permitted by such covenant or agreement.

If an event of default were to occur, payment of the entire principal amount could be accelerated and become immediately due and payable. The cash that we may be required to pay would most likely come out of our working capital, which may be insufficient to repay the obligation. In such event, we may lose some or all of our assets as YA Global Investments will have a first priority security interest, and the purchasers of the Junior Secured Convertible Debentures will have a subordinate security interest, in all of our assets and the assets of subsidiaries, including without limitation the assets associated with ebaumsworld.com. We may also be required to file for bankruptcy, sell assets, or cease operations, any of which would put our company, our investors and the value of our common stock, at significant risk.

In addition, if an event default were to occur, the holders of both the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures may elect to convert the entire principal amount into shares of our common stock at a default conversion price, which may be at a significant discount to the market price of our common stock at the time of conversion. This could result in substantial dilution to our existing stockholders and may negatively impact the market price of our common stock.

Item 3- Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On May 14, 2007, we filed a Definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission in connection with the solicitation of proxies by our board of directors for use at the annual meeting of our stockholders.

The annual meeting of our stockholders of ZVUE was held on June 12, 2007 and the following proposals were approved by the shareholders:

Proposal 1: The election of seven directors for a term of one year:

Name	Position	Director Since	Votes For	Votes Against	Abstentions	% in Favor
William Keating	Chairman of the Board of Directors	2006	6,090,946	2,093,417	--	69.7%

Jeffrey Oscodar	Director, President and Chief Executive Officer	2006	8,410,774	333,589	--	96.2%

Geoffrey Mulligan	Director	2006	8,626,554	117,809	--	98.7%

Carl Page	Director and Chief Technical Officer	2006	8,412,751	331,612	--	96.2%

David Hadley	Director	2006	8,626,554	117,809	--	98.7%

Carl Goldfischer, M.D.	Director	2006	8,624,577	119,786	--	98.6%

Robert Austrian	Director	2007	8,624,577	119,786	-	98.6%

Proposal 2: To ratify the appointment of Salberg & Company, P.A. as the Company’s independent registered public accounting firm for the year ending December 31, 2007. This proposal was approved according to the votes as cast below:

▪	For: 8,661,394 (a total of 99.1% in favor)
▪	Against: 64,761
▪	Abstain: 18, 208

Proposal 3: The approval of the 2007 Incentive Stock Plan. This proposal was approved according to the votes as cast below:

▪	For: 8,424,488 (a total of 96.3% in favor)
▪	Against: 269,879
▪	Abstain: 49,996

Item 6- Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZVUE CORPORATION

By: /s/ Jeff Oscodar Jeff Oscodar Director, Chief Executive Officer & President (Principal Executive Officer)

By: /s/ William J. Bush William J. Bush Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2007

INDEX TO EXHIBITS:

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002