Form 10QSB/A
period 2007-03-31
ZVUE CORP
filed 2008-01-28
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

As of January 25, 2008, 23,406,743 shares of Issuer’s common stock, with $0.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format: YES [ ]  NO [X]

HANDHELD ENTERTAINMENT, INC.

EXPLANATORY NOTE

ZVUE Corporation, a Delaware corporation formerly known as Handheld Entertainment, Inc. (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A to amend its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, originally filed on May 15, 2007 (the "Original Filing"), to add disclosure under Item 2 and Item 5 of Part II of such report.

Except as otherwise explicitly stated, all information in this Form 10-QSB/A is as of the original filing date and does not reflect any subsequent information or events. For the convenience of the reader, this Form 10-QSB/A sets forth the original filing in its entirety; however, the amended Items are Item 2 and Item 5 of Part II, each of which has been added to the report by this Amendment.

In accordance with the applicable rules, this Form 10-QSB/A also includes updated certifications from our Chief Executive Officer and our Interim Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

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

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2007, we accepted subscriptions for 12,767 units (the “Units”), each Unit consisting of 100 shares of our common stock, warrants to purchase 75 shares of our common stock at an exercise price of $3.50 per share (the “$3.50 Warrants”) and warrants to purchase 75 shares of our common stock at an exercise price of $4.00 per share (the “$4.00 Warrants,”), for a purchase price of $300 per Unit. The aggregate purchase price for the Units was $3,830,000. The Units were offered and sold solely to “accredited investors” pursuant to a transaction not involving a public offering, in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

We may redeem all, and not less than all, of the unexercised $4.00 Warrants for $0.01 per share upon 15 days written notice to the holders, provided that (i) the closing sale price of our common stock is greater than $5.20 for five consecutive trading days prior to giving a redemption notice, (ii) there is an effective registration statement covering the resale of the shares of common stock underlying the $4.00 Warrants and (iii) our common stock is listed on the Nasdaq Stock Market.

The information set forth in Item 5 of Part II of Amendment No.1 to this Quarterly Report on Form 10-QSB/A, relating to unregistered sales of equity securities in connection with our acquisitions of Putfile and the Unoriginal Assets (as such terms are defined below), is incorporated by reference into this Item 2.

Item 5.    Other Information

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited (“Putfile”) from Gordon and Robert Page (collectively, the “Pages”) pursuant to a Stock Purchase Agreement, dated as of February 5, 2007, between us and the Pages. Puftile operates a leading free digital media website, Putfile.com, featuring user-generated content. The consideration we paid to acquire Putfile (which was determined as a result of arms’-length negotiations and which was based upon an analysis of Putfile’s then current and projected business activity in addition to comparable companies and transactions) consisted of a combination of cash of approximately $1,080,000, $500,000 of which is due on closing and approximately $580,000 of which is payable over the following twelve months and $6,000,000 in shares of our restricted common stock (2,092,050 shares). The shares we issued in the acquisition of Putfile were issued pursuant to a transaction not involving a public offering, in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

On March 26, 2007, our wholly owned subsidiary, Dorks LLC, acquired certain assets from Gareth Coote, including all of the business and assets relating to the Unoriginal.co.uk website, an internet website that aggregates user-generated content and is based in the United Kingdom (the “Unoriginal Assets”), pursuant to an Asset Purchase Agreement, dated as of March 26, 2007. The purchase price for the Unoriginal Assets was comprised of (i) $250,000 in cash, which is payable in fifteen equal monthly installments commencing on April 1, 2007, and (ii) $250,000 in shares of our common stock based on the average closing price for the five days preceding the closing (94,256 shares). The shares we issued in the acquisition of the Unoriginal Assets were issued pursuant to a transaction not involving a public offering, in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

ZVUE CORPORATION

By: /s/ Jeff Oscodar
Jeff Oscodar
Director, Chief Executive Officer & President

By: /s/ Tom Hillman
Tom Hillman
Interim Chief Financial Officer (Interim Principal Financial & Accounting Officer)

Date: January 28, 2008

INDEX TO EXHIBITS:

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002