Form 10KSB
period 2007-12-31
ZVUE CORP
filed 2008-03-31
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File No. 001-32985

ZVUE CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0430675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

612 Howard Street, Suite 600 San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

(415) 495-6470
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

Warrants to Purchase Common Stock at an exercise price of $6.06 per share	Nasdaq Capital Market

Warrants to Purchase Common Stock at an exercise price of $4.00 per share	Nasdaq Capital Market

Warrants to Purchase Common Stock at an exercise price of $2.80 per share	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $5,504,784.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of March 28, 2008 was approximately $19,422,501.

As of March 28, 2008, 25,400,610 shares of Issuer’s common stock were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes ☐ No ☒

ZVUE CORPORATION
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Forward-Looking Information

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Risk Factors”, “Legal Proceedings” and “Management’s Discussion and Analysis or Plan of Operation,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

Item 1- Description of Business

Corporate History

We were organized in the state of Nevada on February 3, 2003 as Vika Corp. On February 8, 2006, we merged with and into a wholly owned Delaware subsidiary for the sole purpose of changing the state of our incorporation to Delaware from Nevada. On February 10, 2006, HHE Acquisition, Inc., our newly formed wholly owned California subsidiary, merged with and into Handheld Entertainment, Inc., a private California corporation. Upon closing of the merger, Handheld Entertainment, Inc. became our wholly owned subsidiary and we succeeded to Handheld Entertainment, Inc.’s line of business as our sole line of business. In connection with the merger, Handheld Entertainment, Inc. changed its name to HHE Corp. and we changed our name to Handheld Entertainment, Inc. On April 12, 2006, HHE Corp. merged with and into us.

On October 31, 2007, with the approval of our shareholders, we changed our name to “ZVUE Corporation” from “Handheld Entertainment, Inc.”

Overview

Our mission is to provide 18-35 year olds with digital entertainment both online and offline. The ZVUE Network of websites provides our demographic with compelling online entertainment, such as commercial and user generated video, games, images and other forms of online entertainment. Our ZVUE Products group works with content partners to bundle consumer electronics products with desirable content and then sell them in retail distribution. Our library of video content comes to us from both our network of user-generated video sites, which house many hundreds of thousands of videos that are created by users, and our commercial content providers who have contracted with us to provide us with approximately 12,000 commercially produced videos. We have acquired eBaumsWorld.com, PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk and we have built ZVUE.com, our commercial web site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Warner Music Group, Showtime, International Marketing Group, National Lampoon, Comedy Time, Canadian Broadcasting Corporation and others. Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to our websites by selling pre & post roll, video overlay, skyscraper and banner ads.

On October 31, 2007, we acquired eBaum'sWorld.com. We believe that eBaumsWorld.com has become one of the world’s most significant online publishers of humor related content, and as one of the pioneers in the field of user generated content, has a strong following among its community of users and contributors. Recent press reports attesting to its success include articles in Men’s Journal, Wired Magazine and Maxim Magazine and the Howard Stern Radio Show. The site has also been nominated for the nationally televised VH1 Internet Comedy award, awarded the #1 spot in FHM Magazine’s “Top 100 Ultimate Websites Guide” and recognized as one of the 10 funniest sites on the web by PC World magazine.

In addition to our on-line media business, our ZVUE Products group sources, bundles and sells portable media devices which are sold in mass market distribution under our ZVUE brand. We manufacture products that are value priced and focus on price points at or below $99 with the bulk of our units selling at retail prices below $50 per unit. We source our products through select OEM manufacturers, bundle them with top-tier content from our content providers and sell them through established retail distribution channels, creating a scalable and relatively low-risk model for our product business. We believe that this product business, together with the professional and user-generated content available online on the ZVUE Network, gives us an established and diversified platform from which we may continue to grow and capture new opportunities.

In March 2008, we announced the launch of our ZVUE Spirit player, a patriotic-themed mp3 player pre-loaded with classic, popular patriotic-themed songs from leading popular artists. The ZVUE Spirit is the first in a series of planned value-based handheld players featuring the latest in product design pre-packaged with compelling special-themed digital content from leading content providers. These new players will be sourced entirely through OEM manufacturing relationships while being designed and marketed by the ZVUE Products team. The ZVUE Spirit player is planned to ship starting in May 2008 and be available in retail stores as early as the Memorial Day weekend. In conjunction with this announcement a major national retailer has placed an order for more than 38,000 units.

Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from “digital rights management” protected commercial content to user generated content all from our network of sites.

Our principal executive offices are located at 612 Howard Street, Suite 600, San Francisco, California 94105 and our telephone number is (415) 495-6470. Our website address is www.zvue.com.

Market Overview: Digital Media Content and Portable Media Players

Our strategy is to deliver exciting and relevant digital media to the screens that our customers are most likely to use - Personal Computers (“PCs”), mobile phones and personal media players (“PMPs”). To achieve our strategy, we are in the process of developing our content business by aggregating user-generated content and licensing commercial content. This content is available for playback on both PCs and portable devices such as PMPs and some mobile phones. Additionally, we distribute PMPs under our ZVUE brand which strengthens our content relationships and generates leads for our content business, through the purchase and download of video content promoted by those devices. Below we describe the key aspects of this strategy.

Digital Media

Aggregating and distributing digital media, both professionally produced and user generated, that consumers can legally download or stream is a major focus of our business plan. Digital content delivered online for PCs, mobile phones and PMPs and other portable devices grew dramatically in 2007, and analysts expect this trend to continue. According to eMarketer, an analyst group, user generated content revenues alone are predicted to grow to over $3.3B in 2010 from an estimated $1B in 2007 while consumers watching videos online are expected to grow to 157 million by 2010 from an estimated 123 million in 2007.

Our network of content websites, including eBaumsWorld.com, Putfile.com, Dorks.com, FunMansion.com, YourDailyMedia.com, HolyLemon.com, UnOriginal.co.uk. and ZVUE.com, have many hundreds of thousands of media files consisting of user generated video as well as commercially produced music video, news clips, television shows, short films and feature-length films, and rights to more than 12,000 additional media files in many genres. Our network attracted approximately 18.4 million monthly unique visitors in December 2007.

Our strategy of providing commercially produced content combined with user generated content in the themes that interest our audience is one of the keys to distinguishing us from our competitors.

Our focus on extending the reach of our content beyond the PC to mobile devices is a key part of our strategy. We therefore offer our content in formats that are appropriate for such devices and leverage our expertise with such products. Providing our content on mobile devices also allows us to grow our audience by providing content to users of such devices whose adoption of on-line video content is anticipated to grow in the coming years.

Our focus is to combine commercially produced content with a large library of user generated content, provide that content to both PCs and mobile devices and then monetize the traffic which we can drive to our network of websites through organic and non-organic means. We have signed significant content relationships and expect to be able to complete many more. We are in the process of monetizing our sites through traditional on-line advertising revenue sources which include banners ads, skyscrapers text ads, video overlay and similar techniques. We have a large and engaged audience which we believe is highly monetizable primarily representing the 18- 35 age demographic which advertisers have traditionally sought. Our network of sites principally generates revenues through the sale of advertising space. We contract with ad networks, advertising agencies and directly with well known brands and their advertising agencies to target users with specific ad campaigns for which we are paid based on the number of visitors that view the ad (commonly referred to as an ad being “served”). Our sites can generally earn higher ad rates if visitors to the website click on the ad and are directed to a separate unaffiliated site which provides such visitor with more information regarding the product or service being advertised, potentially including the opportunity to buy the product or service. Depending on where the ad is placed, how often it is run and how much demographic information we are able to deliver, the amount we earn for ads (generally expressed as cost per thousand impressions (or CPM)) can vary dramatically. The more relevant information that we can collect with respect to ad viewers, while respecting their privacy rights, generally enables us to obtain higher ad rates.

Our network competes with video oriented web sites that provide either user generated content (such as YouTube.com, Break.com, Heavy.com and MetaCafe.com) or commercial video (such as iTunes). The user generated content market is rapidly evolving both from a content and demographic standpoint. While we believe that by continually developing and expanding our content offerings we will be able to increase the current level of traffic to our websites and as a result target those same users with appropriate ads that will generate higher ad rates. However, there can be no assurance that these efforts will be successful. Some of our competitors are using user generated content to create “social networking” sites. We believe these sites employ the same basic strategy as our own - using the user generated content to attract users and encouraging them to spend more time on the site. A primary goal of these types of sites is enticing users to spend more time on the site viewing content, playing games or uploading data - all of which create an environment where more pages can be viewed and ads served on such users, thus generating revenues. Many of our competitors have significantly greater resources than we do, and there can be no assurance that we will be able to compete successfully with them.

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

Portable Media Players

Design and Manufacture PMP Products at Mass-Market Prices

We launched our first ZVUE product in December 2003. In our history, we have distributed both pure MP3 players (which only play music) pre-loaded with digital music, as well as MP3 Video players which play audio and video in multiple formats and display JPEG images. Users can play content from a wide range of sources. The ZVUE media players can play video files in MP4, AVI, and Windows Media Video with digital rights management systems (“DRM”), as well as MP3 and Windows Media Audio with DRM for audio and JPEG photo images. Our products are traditionally compact units with mass-market suggested retail prices of less than $99 , less than $50 dollars for our pre-loaded MP3 players.

Digital media is stored using flash memory, which in the case of MP3 Video players is typically removable in the form of SD memory cards. We believe the use of flash memory makes ZVUE products more rugged and problem-free than competing hard-drive devices. The usage of flash memory also allows us to offer customers the maximum amount of memory at current prices and allows them to upgrade their memory as their needs require allowing them to take advantage of historically declining SD memory prices.

The ZVUE players support both secure Windows Media Audio as well as secure Windows Media Video, for both download purchase and subscription. This means that ZVUE users can purchase and download legal content.

The ZVUE players have been well received by reviewers and commentators. They have been featured in numerous publications, including Time, the Wall Street Journal, Rolling Stone, and Wired, and on television shows such as “Live with Regis and Kelly” and ABC’s “Tech TV,” as well as on the E! Entertainment channel and MTV.

New Products

In March 2008, we announced the ZVUE Spirit player, a patriotic-themed MP3 player pre-loaded with classic, popular patriotic-themed songs from leading popular artists. The ZVUE Spirit is the first in a series of planned value-based handheld players featuring the latest in product design pre-packaged with compelling special-themed digital content from leading content providers. These new players will be sourced entirely through OEM manufacturing relationships while being designed and marketed by the ZVUE products team.

Few companies are providing both devices and content to the PMP market and fewer offer devices pre-loaded with popular content. The leader in this regard is Apple, in that owners of its iPod devices are able to download music and video recordings, from its iTunes site. Our product strategy is to design and manufacture products that are:

•	Affordable (in other words, MP3 Video players for $99 or less and MP3 audio players with content for $50 or less) by sourcing high volume components;

•	Easy and reliable to use; and

•	Distributable through mass-market retailers.

Affordability

We believe that price is the most important factor in determining how quickly a new consumer product is adopted. Throughout our history, we have focused on low cost high quality players. The original ZVUE player was introduced at an MSRP of $99 and our latest ZVUE MP3 player at $49.99. We believe that our low price was one of the keys to our ability to expand our current distribution at Wal-Mart stores and into Borders. This low price strategy, which is based on a combination of utilizing low cost flash memory and high volume components, has allowed us to establish ourselves in the mass market. We expect the PMP market to expand with a gradual decrease in the average selling price and our current product plan is to maintain an average price well below the industry average.

Ease of Use

To gain widespread acceptance, a consumer product must be easy to use. This has been a challenge to PMP makers, with consumers complaining of various problems, most commonly hard-drive failures and inability to easily transfer and play content. From our inception, we have been dedicated to creating PMPs that are easy for mass-market consumers to use. With the shift in our product model to an outsourced OEM development platform, we expect to continue the ease of use emphasis.

Mass Market Product Distribution

Our product strategy requires that we have a strong mass-market retail presence. We have a long standing relationship with Wal-Mart and have developed distribution relationships with other major retailers including Borders. Our ZVUE products have been sold across the entire North American Wal-Mart retail network as well as at Borders. Our products can also be found on many Internet retail sites such as Amazon.com. In addition, Sony BMG uses its sales force to sell the products which we create with them, such as the MP3 player that we launched with them in the fourth quarter of 2007 which was bundled with their greatest hits of 2007. By leveraging their sales force for such products, we can effectively reach all major retailers with little expenditure of our own resources. We are in discussions with many major consumer electronics retailers in the United States although no assurance can be given that any of these discussions will lead to definitive agreements.

As our content service is designed to be a stand-alone business that fulfills the needs of all portable device owners, it is promoted through various marketing methods that guide potential users to the website and allow them to stream the content found there. Our network allows ZVUE users as well as owners of other PMP devices to download or stream popular music and video content, including music videos, cartoons, television shows, feature-length movies, educational content, and much more.

Competition

We believe that combining both commercial and user-generated content and providing that content on both PCs and mobile devices distinguishes us from our competition. Today, most video oriented web sites provide either user generated content (such as YouTube) or commercial video (such as iTunes). We believe that by combining the best of both genres and making that content easily accessible on portable devices, we can give our audience the best of what they want, when they want it and how they want it delivered.

We believe our complete solution and our commitment to content distinguishes us from our hardware competitors. Today only Apple with the iPod, Microsoft with Zune and Sony with the PSP represent other device makers who include significant content as part of their strategy. These three companies enjoy greater branding and market share, and have access to significantly greater resources than we do. However, they also have limitations that provide opportunities for us to exploit.

In the future, with our experience with efficient consumer electronics design and OEM relationships, we plan to continue to pack features into our products that we believe will represent some of the best in terms of value and affordability in the industry.

Much of iTunes’ for-pay content, as well as content from the Zune store, are secured by proprietary DRMs. As a result, this content cannot be accessed by competitive devices in the portable media market. We service those customers by providing both devices and content with affordable consumer prices and great diversity.

Sony, by contrast, seems focused more on the gaming sector of the market and less on video. With costly proprietary storage and expensive, limited content available in those formats, the PSP is generally considered to be more difficult to use for video, and more limited in its video options.

ZVUE products are focused devices coupled with a content service for portable media dedicated to ease of use, both in the device itself and in the content acquisition experience. We are working to continue to improve users’ experience in these areas, and are dedicated to keeping our content services easy to use with our PMP products. Offering content and products that are user friendly, at the some of the lowest prices in the industry for products with similar capabilities, is our strategy for competing successfully with the larger companies.

Our competitors, other than Apple, Sony and Microsoft, are pure hardware companies and appear to remain focused solely on hardware. We believe this hardware focus creates an opportunity for us to provide a complete solution for the mass market.

Competitive Advantage

Our customer-oriented strategy to provide quality special edition players pre-loaded with popular content at a price well below what they would cost purchased separately may position us well against our competitors. Our largest competitors are currently building higher-priced, feature-rich products that are not targeted at the mass market. In this regard, our competitors have followed the traditional product strategy of first producing high-priced, low-volume products that are aimed at “early adopters.” To compete with our product and content offerings, these electronics companies would also have to develop additional competencies, for example, content delivery and low cost sourcing. Other large consumer electronics companies specializing in lower quality high-volume devices may find it difficult to move quickly in response to trends or customer demands and tailor their products as we do and still compete in our price range over the next 12 to 24 months.

Consumer electronics companies’ product plans are developed years in advance. Any abrupt change to production of mass-market devices ahead of schedule may require that a company’s current products be abandoned, which could potentially damage its relations with retailers. As a result, we believe it is unlikely that any of the major electronics companies will in the next several months decide to launch a line of much lower-priced products or start developing content-delivery expertise. We believe it is unlikely that they will be in a position to design and distribute any new products for the mass market until at least the fourth quarter of 2008, and perhaps longer.

We source our products through select OEM manufacturers, bundle them with top-tier content from our content providers and sell them through established retail distribution channels, creating a scalable, valuable and low-risk model for our product business. This product business, in combination with the professional and user-generated content available online on the ZVUE Network, we believe creates an exciting platform from which we can continue to grow and capture new opportunities.

Dependence on Major Customers

Wal-Mart accounted for 63% of our revenues while another customer accounted for 19% of revenues in the year ended December 31, 2007. In the year ended December 31, 2006, Wal-Mart accounted for 97% of our revenues.

Technology

From the outset, our ZVUE player was designed and built to deliver high-quality and robust features at a very low price point. With the evolution of our product strategy, we have significantly reduced the amount of research and development we are involved in and expect in the future that trend will continue. Our new players will be engineered and sourced entirely through OEM manufacturing relationships while being designed and marketed by the ZVUE Products team. As a result, we expect that our research and development expenses will continue to decline.

Aggregate research and development expenses during the years ended December 31, 2007 and 2006 were $718,227 and $2,381,429, respectively.

Proprietary Rights and Licenses

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

Employees

We currently have 42 employees, 39 of whom are full-time employees. We also currently engage the services of 5 consultants. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

Corporate Information

Our principal executive offices are located at 612 Howard Street, Suite 600, San Francisco, California 94105 and our telephone number is (415) 495-6470. Our website address is www.zvue.com.

RISK FACTORS

 You should carefully consider the risks described below before making an investment decision. If any of the following circumstances occur, our business, financial condition or results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment. Unless otherwise indicated, all references in this prospectus to “ZVUE,” “we,” “us” and “our” refer to ZVUE Corporation and its subsidiaries.

Risks Relating to Our Business

We have experienced losses to date, and, as of our last audit at the end of 2007, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Annual Report on Form 10-KSB expressing substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raises substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to generate sufficient operating cash flow to sustain our business, then we will need to raise additional funds through either the licensing or sale of our technologies or other assets or the public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or to do so on reasonable terms.

If the earn out payments related to the acquisition of eBaum’s World, Inc. are earned and become due and either we do not have sufficient funds to pay the cash portion of them or sufficient common stock to issue, we will be in default under the agreement and may be subject to a number of penalties under this agreement and well as others under our related financing agreements.

Under the terms of the Asset Purchase Agreement with eBaum’s World, Inc. we may be required to pay an additional $30 million which consists of (i) up to $2.5 million in cash payable in six quarterly installments within 10 days of the end of each of the six consecutive quarters beginning with the quarter ended December 31, 2007 dependent on successful performance or completion of business projects and (ii) $27.5 million in potential “earn out” payments in a combination of cash and common stock dependent upon the operating and financial performance of the acquired business during fiscal 2007, 2008 and 2009.  At December 31, 2007, the first payment of $416,667 under this provision had been earned and accrued for and included in the purchase price summary above.  It was paid in full in January 2008.

The potential cumulative “earn out” for fiscal 2007, 2008 and 2009, will not exceed approximately $9.2 million, $18.3 million and $27.5 million, respectively, and in no event will the “earn out” payments for the entire “earn out” period exceed $27.5 million in the aggregate. The “earn out” will be payable in approximately 40% cash and 60% in a number of shares of our common stock equal to (i) the amount of such “earn out” payment payable in common stock, divided by (ii) the average of the closing prices of our common stock on the Nasdaq Capital Market for the ten (10) consecutive trading days immediately following the date on which such amount is conclusively determined.

The “earn out” amount will only be issuable to the extent that the business of eBaum’s World meets certain minimum thresholds. The “earn-out” payments which may be paid to eBaum’s World are based on its achievement of certain pro forma EBITDA (Earnings Before Interest Tax Depreciation and Amortization) targets subject to certain minimum thresholds. Should the business not achieve the minimum threshold, there will be no payment due to former owners of the business. The EBITDA targets are based on the historical and projected performance of the business focused on the number of pages served at eBaum’s World’s website, ebaumsworld.com, the projected and actual ad rates achieved and the amount of operating expense actually incurred by the business.

The entire “earn out” of $27.5 million less any “earn out” payments previously paid shall become immediately due and payable to eBaum’s World in the event that, prior to the expiration of the “earn out” period, certain conditions are met.  Additionally, we  have agreed with YA Global Investments, L.P. that, we shall not make a payment of any cash “earn out” under the asset purchase agreement with eBaum’s World made at a time when the outstanding principal amount of the Senior Secured Convertible Debentures held by YA Global Investments exceeds $8 million, unless (a) we meet certain cash flow benchmarks at such time and (b) we make a special redemption payment to YA Global Investments equal to the amount of the cash portion of such “earn out” payment which special redemption payment is payable in cash or, subject to satisfaction of certain conditions, in shares of our common stock.

While it does not appear that we will be required to make an Financial Earn Out payment for the fiscal year 2007 during 2008, and will not be required to make any payments until the second quarter of 2009 at the earliest, it is possible that we will not have adequate funds to make these payments as they come due.  Should the triggering of an obligation to pay either type of earn out could occur when the Company does not have sufficient cash to meet such obligation, our ability to control our subsidiary will be jeopardized under the default provisions of the asset purchase agreement.  If we are unable to generate sufficient operating cash flow to make these payments as they come due, then we will need to raise additional funds through either the licensing or sale of our technologies or other assets or the public or private offerings of our securities.  However, there is no guarantee that we will be able to obtain further financing, or to do so on reasonable terms.

Our growth plans for the product business may require us to obtain working capital financing which may reduce our margins and result in lower profitability.

Currently our manufacturers require us to pay for our products up front, in increments, and in advance of us receiving our funds from our sales channel. Our business plan for 2008 assumes that we will be able to increase this portion of our business by more than double both in terms of revenues and units shipped. As we may not have sufficient funds on hand at the time of placing purchase orders and receiving product, we may be required to obtain financing to complete these sales through our distribution channel. If we are unable to generate sufficient operating cash flow to make these payments as they come due, then we will need to raise additional funds through either the licensing or sale of our technologies or other assets or the public or private offerings of our securities.  However, there is no guarantee that we will be able to obtain further financing, or to do so on reasonable terms.

If the costs that advertisers are willing to pay for Internet advertising declines, revenues from our network of content websites, including ebaumsworld.com, will be negatively effected.

We generate revenues from our network of content websites from the sale of advertising space. If the costs that advertisers are willing to pay for Internet advertising generally, or for content sharing websites in particular, declines, then the revenues and financial condition of our content business will be negatively effected.

If our websites do not continue to attract unique visitors, then our ability to continue generating advertising revenue may be impaired.

Our ability to generate advertising and other revenues is predicated on our ability to attract traffic to our network of websites. Historically, we have been able to increase traffic to our websites by offering user-generated content that attracts unique visitors. Due to increased offerings of, and competition among, content-sharing websites, it may be more difficult for us to continue to attract and increase the number of unique viewers to our websites. It is also possible that users may not continue to submit the same quality and quantity of content as historically provided. If traffic to our websites declines, then our ability to generate revenues will be impaired.

If consumers do not embrace our products, then our revenues will decline.

We have assumed that there is substantial and growing consumer demand for PMP and MP3 devices priced under $99, on which assumption our business model is substantially reliant. Because our distribution to date has also been largely concentrated in Wal-Mart, which represented approximately 63% of our revenues during the year ended December 31, 2007, and a new customer, which represented approximately 19% of our revenues during the same period, our products and content may not achieve the mass market appeal and success on which we have based our plans. Our success is significantly dependent upon the accuracy of our price and positioning assumptions and various other assumptions including design, functionality, and consumer acceptance.

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

Since Wal-Mart and a new customer represented approximately 63% and 19% of our revenues for the year ended December 31, 2007, respectively, if they were no longer our customers, demanded different terms, or did not accept our future planned models, that would have a negative impact on our revenues.

Wal-Mart and our new customer currently are, and for the foreseeable future are expected to remain, our largest customers. Wal-Mart represented approximately 63% of our revenues during the year ended December 31, 2007, and our new customer represented approximately 19% of our revenues during the same period. While we plan to aggressively expand our ad-based model to diminish hardware sales as a percentage of our total revenue and market the ZVUE to other major retailers, we may not be successful in developing our content model and other major retailers may not take on the ZVUE product line. Consequently, our short-term business plan depends to a significant extent on continuing our relationship with Wal-Mart and this new customer, which may not happen. We do not have any long term supply agreements for the sale of our products to Wal-Mart and this new customer and our business plans are based upon estimates for orders from Wal-Mart and this new customer that could be inaccurate. In addition, having virtually all of our hardware business concentrated in two customers also entails the risk that such customers may demand price concessions and other terms that could prevent us from operating profitably, and could subject us to the risks affecting that customers business.

The majority of our sales to Wal-Mart, our largest customer during 2007, were of our ZVUE MP3 player and ZVUE Model 250. We expect the majority of our orders shipped to Wal-Mart during 2008 to be of our newly announced themed players which will be a combination of MP3 and MP3 Video players. While we are currently developing these new models with Wal-Mart there can be no assurance that Wal-Mart will accept our additional models if, and when, our shipments of future models commence, or that if ordered, such products will be accepted by Wal-Mart as successfully as our ZVUE MP3 or ZVUE 250.

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

Our online user-generated content business is not currently subject to direct regulation by any governmental agency, other than such laws as are applicable to similar businesses in general. In the future, federal, state, local and/or foreign governments may enact legislation or approve regulations that prohibit or impair our ability to continue to obtain content in our current manner and/or offer our services and products in their current format or at all. Any future governmental regulation may have a detrimental effect on our user-generated content business, overall operations and financial results and expose us to unanticipated costs.

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

While we are currently aware of other websites that offer products and/or services similar to those offered by us (e.g., YouTube.com), there may also exist, or may in the future be developed, any number of additional content sharing websites that offer content, products and/or services similar to those offered by us. It is possible that other businesses in the industry will have greater capital, marketing and other resources than we do. There can be no assurances that the websites already offering content, products and/or services similar to those offered by us, or other businesses developing such products and/or services, will not offer such products and/or services in a more favorable format or with greater success than us.

We face intense competition from both PMP manufacturers and content distributors and if customers do not choose our products or our content delivery methods, pricing or offerings over those of our competitors, then our revenues would be negatively impacted.

The handheld entertainment market in which we operate, which includes portable video players, portable stereos, game players, MP3 and CD players and, to a limited degree, personal digital assistants (PDAs) and wireless phones, is very competitive. The content delivery business in which we operate also is very competitive. Consumers have many devices to choose from and many content providers to choose from, such as Apple, Microsoft, Napster, Yahoo Music Real Networks and Wal-Mart, and we must compete with these devices and services in order to sell our media devices and generate revenues from content, including video content.

Several companies, including Apple, Microsoft, Nintendo, Nokia, Sony, Samsung, Toshiba and Creative Labs, have released, or announced that they are developing, handheld devices featuring digital video playback similar to that offered by us and planned in the future. We cannot guarantee that consumers will choose to purchase our media devices, or purchase content through our service, instead of other handheld devices or from other content companies. We also face competition from traditional media outlets such as television (including cable and satellite), radio (terrestrial and satellite), CDs, DVDs, videocassettes and others, and may in the future face competition from new or as yet unknown sources, such as broadband telephone providers. Emerging Internet media sources and established companies entering into the Internet media content market include Time Warner’s AOL subsidiary, Microsoft, Apple, Google, Yahoo! and broadband Internet service providers who can be expected to be significant competitors. We expect this competition to become more intense as the market and business models for Internet video content to mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than we can and may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.

Many of our competitors or potential competitors in both devices and content, have significantly greater financial, technical and marketing resources than we do. They may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to developing, promoting and selling their products and services than we can.

If our suppliers are unable to meet our manufacturer’s requirements, then we will need to reduce the number of our media devices available to our distributors, which would decrease our revenues.

Our media devices contain components, including liquid crystal displays, memory chips and microprocessors, from a variety of suppliers. In order for us to have the devices manufactured, these components must be available at the right level of quality and at the right price. Some components, such as microprocessors, come from single-source suppliers, and alternative sources would not be available for those components unless we were to redesign the device. Other components, such as our screens, could be obtained from alternative suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, our manufacturers may not be able to promptly and cost-effectively manufacture the devices in sufficient quantities to meet our demand, which would decrease our revenues.

Failure to develop consumer recognition of our products could limit the demand for our ZVUE media devices, resulting in lower than expected sales.

We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our ZVUE media devices. We also believe that a strong brand, such as those offered by many competitors, offers an advantage to those competitors with better name recognition than ours. Various well-recognized brands have introduced players, and our PMP and MP3 products may be viewed as late to the portable media player market, a significant competitive disadvantage. Promoting our brand will depend largely on our marketing efforts and whether we are able to secure rights to desirable content. There is no guarantee that our marketing efforts will result in increased demand for our products or greater customer loyalty, and even if they do, that we will generate increased revenues or profitability due to requirements for enhanced marketing efforts and costs to attract and retain consumers.

If we were to lose the services of members of our senior management team, then we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of key members of our senior management team, which includes Jeff Oscodar, our Chief Executive Officer and President, and Carl Page, our Chief Technology Officer. The loss of any of our senior management or key personnel could seriously harm our business and prospects.

If we are not able to manage our product return rate at acceptable levels, then gross margin will decline.

Our strategy of appealing to a mass market with low prices requires that our products be easy to use. We have experienced return rates that are higher than acceptable to us, and may exceed return rates experienced by competing brands. We cannot guarantee that we will be successful in reducing our return rates, resulting in lower gross margins.

Major retailers purchasing electronic equipment require buy-back protections, which could materially impair our cash flow.

Major retailers, such as Wal-Mart, may require manufacturers and distributors to provide them various inventory and price protections and incentives. Major retailers may require a variety of protections, including holdbacks on payment, reducing the price paid if the retailer cannot sell the product or the product requires discounting, or requiring the manufacturer to buy back unsold goods. If our products do not sell as well as we or retail distributors anticipate, such protections could lead to excess inventory and costs, and our becoming subject to significant holdback and repayment obligations, which may be arbitrary and difficult or impossible to contest without jeopardizing our relationship with a retailer. We may be unable to recover from our manufacturers any amounts that we will be required to pay or allow to our retailers. Accordingly, these obligations could significantly impair our cash flow, revenues and financial condition.

Since our media device products are manufactured overseas, changes in political or economic conditions in those countries could affect our ability to manufacture products in compliance with our distributor’s schedules.

Because our manufacturers’ factories are overseas, our business is subject to risks associated with doing business internationally. Accordingly, our ability to distribute products could be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in the political or economic conditions in China or elsewhere, trade-protection measures, import or export licensing requirements, delays in shipping, potential labor activism, inclement weather, difficulty in managing foreign manufacturing operations and less effective protection of intellectual property.

Our relationship with our contract manufacturers may not continue into the future, and unforeseen events may result in our relationship ending or changing. An adverse change to these relationships could have a material adverse impact on our business and results of operations by, among other things, increasing our costs.

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

Our ability to compete depends upon both internally developed technology and technology from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, and protective contractual provisions. Despite these efforts, our applications for patents and trademarks relating to our business may not be granted and, if granted, may not provide us with any competitive advantages. Additionally, another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products. Further, effective protection of intellectual property rights may be unavailable or limited in some foreign countries. Our inability to adequately protect our proprietary rights would have an adverse impact on our ability to competitively manufacture and distribute our products on a world-wide basis.

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

We expect to grow at a rate that will place a significant strain on our managerial, operational and financial resources. To manage this growth, we will have to develop and install operational and financial systems, as well as hire, train and manage new employees, in addition to independent consultants. We may not be able to locate and hire the individuals we will need as our business grows. Conversely, our actual growth may be insufficient to justify expenses and obligations we may incur in seeking to manage our anticipated growth.

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

We rely on third-party content providers, who may not provide their content to us on advantageous terms or at all, which would affect the quality of our content offerings.

We contract with third parties to obtain content for distribution to our customers. We pay royalties/fees to obtain the necessary rights to lawfully offer these materials to our customers. Royalty rates associated with content are not standardized or predictable. Our licensing arrangements are generally non-exclusive and short-term and do not guarantee renewals. Some parties in the content industry have consolidated and formed alliances, which could limit the availability of, and increase the costs associated with acquiring rights to, content. Further, some content providers currently, or in the future may, offer music and video products and services that would compete with our music and video products and services, and could take action to make it more difficult or impossible for us to license or distribute content, such as imposing harsh usage rules restricting copying or other uses by our customers. If we are unable to offer a wide variety of content at reasonable rates, our revenues may be diminished.

If we are unable to continually license compelling digital content on commercially reasonable terms, then our customers may become dissatisfied and our gross margins may be negatively impacted.

We must continue to obtain fresh compelling digital media content for our video and music services in order to develop and increase revenue and overall customer satisfaction for our products and services. In some cases, we have paid and will continue to pay substantial fees in order to obtain commercial content. We have limited experience determining what content will be successful with current and prospective customers. In addition, some of our content licensing agreements may have high fixed costs, and in the event that we do not renew these agreements these fixed costs may be lost. If we cannot obtain commercial content on commercially reasonable terms, or at all, our gross margins may be negatively impacted.

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

The success of our products and services depends upon our interoperability and support for a variety of media formats and, to a lesser extent relating to our future plans, wireless formats. Technical formats and consumer preferences may change over time, and we may be unable to adequately address these changes or have proficiency with new and evolving formats. We may not be able to license technologies, like “codecs” — compression/decompression  — or DRM - digital rights management — technology, that are introduced, which inability would harm consumer and developer acceptance of our products and services.

 Changes in network infrastructure, transmission methods and protocols and broadband technologies could negatively impact our revenues.

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

We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems. If we do not successfully make our products and technologies compatible with emerging standards, we may miss market opportunities and our financial performance will suffer. If other companies’ products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could be reduced or they could become obsolete.

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

Our arrangements to offer third-party products, services, content or advertising could subject us to claims by virtue of our involvement in providing access to that information. Our agreements may not adequately protect us from potential liabilities. It is also possible that if information provided directly by us contains errors or is illegal, or is otherwise negligently provided to users, then we could be subject to claims (or prosecution). Investigating and defending these claims would be expensive, even if the claims are unfounded. If any of these claims results in liability, we could be required to pay damages or other penalties.

We may be liable for content displayed on our network of websites which could subject us to liabilities and increase our expenses.

We may liable to third parties for content available or posted on our websites, if the music, artwork, text, video or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims by third parties resulting from content available or posted on our websites could be time consuming, result in costly litigation and divert management’s attention.

Risks Relating our Common Stock

In the past, our common shares traded at prices below $1.00. If that happens again in the future, our common shares could be subject to delisting by NASDAQ.

Our common stock currently trades on the Nasdaq Capital Market. Under Nasdaq's requirements, a stock can be delisted and not allowed to trade on the Nasdaq Capital Market if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. The closing bid price for our common stock is currently below $1.00, exposing us to a potential delisting if the bid price does not increase in the immediate future. If our common shares are delisted from the Nasdaq Capital Market, there may be a limited market for our shares; trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange like the Nasdaq Capital Market, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

We incurred $28,124,170 of indebtedness to finance the acquisition of eBaumsWorld.com and for working capital purposes, which increased our liabilities and exposes us to greater risks.

We incurred $28,124,170 of indebtedness to finance the acquisition of eBaumsWorld.com by selling $23 million principal amount of Senior Secured Convertible Debentures and warrants to YA Global Investments, L.P. and $5,124,170 million principal amount of Junior Secured Convertible Debentures and warrants to other purchasers, including Eric Bauman, the founder of eBaum’s World and our chief technology officer (CTO) and a member of our board of directors. The terms of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures will contain certain restrictions including but not limited to the following:

•	we may not consummate any merger, reorganization or sale of all or substantially all of our assets;

•
we and our subsidiaries may not enter into, create, incur or assume any indebtedness of any kind that is senior in any respect to our obligations under the Senior Secured Convertible Debentures or the Junior Secured Convertible Debentures; and

•	we may not repay, repurchase or otherwise acquire shares of our common stock or other equity securities.

In addition, the Senior Secured Convertible Debentures, the Junior Secured Convertible Debentures and the related warrants issued in connection therewith contain certain anti-dilution protections that may discourage us from issuing shares of our common stock at a price per share below the conversion price of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures or the exercise price of the warrants. In the event that we issue shares of our common stock, except for certain excluded issuances, at a lower price than the conversion price of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures, the conversion price will be reduced to such lower price, and therefore, the number of shares issuable upon conversion of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures will increase proportionately. Similarly, in the event that we issue shares of our common stock, except for certain excluded issuances, at a lower price than the exercise price of the warrants issued in connection with the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures, the exercise price of such warrants will be reduced to such lower price and the number of shares issuable upon exercise of such warrants will increase proportionately. Any of the foregoing could result in substantial dilution to our stockholders, may limit our ability to raise additional capital through the issuance of debt or equity securities or enter into other transactions that would be advantageous to us, and could cause the price of our common stock to decline.

We may have insufficient cash to repay our obligations under the Senior Secured Convertible Debentures and/or the Junior Secured Convertible Debentures, which could have a material adverse effect on our ability to operate our business.

Under the terms of the Senior Secured Convertible Debentures issued to YA Global Investments, we are required to pay interest at a rate of 7.5% per annum and to pay $638,889 of principal on the first day of each calendar month commencing on March 3, 2008, by either converting such amount of principal and interest into shares of our common stock or by paying the monthly installment of principal plus a premium equal to 10% of the principal amount to be paid. In addition, we are required to pay accrued interest and $142,338 of principal on the Junior Secured Convertible Debentures each month on the same terms, except that the initial monthly payment of principal and interest on the Junior Secured Convertible Debentures which commenced on March 13, 2008. If we fail to satisfy certain equity conditions on an ongoing basis, then we may be forced to pay these monthly installments in cash. These equity conditions include, but are not limited to, the following:

•
there is an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures;

•	trading of our common stock on the Nasdaq Capital Market has not been suspended nor shall delisting or suspension by the Nasdaq Capital Market be pending or threatened; and

•	timely delivery of shares of our common stock upon conversion of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures.

If we do not meet these conditions, then we will be required to pay the monthly installment of principal plus a 10% premium in cash, which would most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, failure to satisfy the equity conditions could have a material adverse effect on our ability to continue operating our business and we may be forced to scale back our operations.

The number of shares of our common stock that we are required to issue under the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures will depend in part on market prices for shares of our common stock, which could result in the issuance of a large number of shares of our common stock.

Under the terms of the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures, we may make monthly payments of principal and interest in shares of our common stock at a conversion price equal to the lesser of (i) $1.90 per share or (ii) the price that shall equal 90% of the lowest volume weighted average price of our common stock during the 10 consecutive trading days immediately preceding the payment date. Therefore, the number of shares of common stock that we will be required to issue will depend on the market prices of our common stock for the 10 trading days prior to the payment date. To the extent that the lowest volume weighted average price of our common stock during the 10 consecutive trading days immediately preceding the payment date is less than $2.11 per share, the number of shares that we will be required to issue will be inversely proportional to such volume weighted average price. If the market price of our common stock declines during the 10 trading-day period, then we will be required to issue more shares of our common stock, which could lead to greater dilution of existing stockholders’ percentage of ownership and voting power and lead to declines in the price of our common stock.

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

Events of default under the Senior Secured Convertible Debentures and the Junior Secured Convertible Debentures include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries that is not dismissed in 61 days;

•	our inability to pay our debts as they come due;

•
a default occurring under any other debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000, other than certain excluded indebtedness, to which we or any of our subsidiaries are bound;

•	if our common stock is delisted from the Nasdaq Capital Market and we are not listed or quoted on another stock exchange or trading market within five days of such delisting;

•	if we or any of our subsidiaries is party to a change of control;

•
our failure to file or maintain the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Senior Secured Convertible Debentures and/or the Junior Secured Convertible Debentures and the related warrants;

•	if we are unable to cure any failure to deliver shares of our common stock upon receipt of a conversion notice within 7 days of such conversion failure;

•	our failure to pay in cash certain liquidated damages resulting from a conversion failure;

•
our failure to observe or perform any other covenant or agreement with the purchasers of the Senior Secured Convertible Debentures and/or the Junior Secured Convertible Debentures that is not cured within the time permitted by such covenant or agreement;

•
if our company or any of our senior executive officers or directors shall be, indicted, convicted or have a judgment entered against him (including in a settled action) for any intentional or willful violation of federal securities laws, including without limitation, in any administrative proceeding or Federal District Court action brought by the Securities Exchange Commission or criminal authorities.

If an event of default were to occur, payment of the entire principal amount could be accelerated and become immediately due and payable. The cash that we may be required to pay would most likely come out of our working capital, which may be insufficient to repay the obligation. In such event, we may lose some or all of our assets as YA Global Investments will have a first priority security interest, and the purchasers of the Junior Secured Convertible Debentures will have a subordinate security interest, in all of our assets and the assets of our subsidiaries, including without limitation the assets associated with eBaumsWorld.com. We may also be required to file for bankruptcy, sell assets, or cease operations, any of which would put our company, our investors and the value of our common stock, at significant risk.

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

We are exposed to risks associated with our implementation of internal controls

Section 404 of the Sarbanes Oxley Act of 2002 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting commencing with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and to obtain a report by our independent registered public accounting firm addressing these assessments commencing with our annual report on Form 10-K for the fiscal year ended December 31, 2008. There can be no assurance that our auditors will not identify one or more significant deficiencies or material weaknesses in our internal controls. If any such deficiencies or weaknesses are identified and we fail to remediate such deficiencies or weaknesses, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.

Item 2- Description of Property

Our principal offices are located in San Francisco, CA occupying approximately 8,400 square feet of office space for approximately $20,000 per month. The lease term expires in November 2010.

We also maintain approximately 7,500 square feet of office space for approximately $2,000 per month in Rochester, NY through a lease expiring in December 2009.

We believe that the space in these two offices is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities. In the opinion of the management, each of our properties is adequately covered by insurance.

Item 3- Legal Proceedings

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

On December 21, 2007, Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against us seeking to enforce the bonus provisions of his employment contract and receive bonus compensation based on the projected value of the eBaums World, Inc. acquisition completed in October 2007 in the amount of approximately $2.6 million plus legal fees (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). We dispute the facts of the case and intend to vigorously defend ourselves. At December 31, 2007, no trial date has been set and discovery has not commenced.

Item 4- Submission of Matters to a Vote of Security Holders

On October 31, 2007, we completed our consent solicitation in lieu of a Special Meeting of Stockholders, as set forth in our Definitive Schedule 14A, filed on October 17, 2007 with the Securities and Exchange Commission. The matters voted upon and passed in the consent solicitation were:

Proposal 1: The issuance of a number of shares of our common stock in excess of 20% of our outstanding shares immediately prior to the acquisition of eBaum’s World, Inc. to pay the stock portion of the purchase price for its assets, including any “earn-out” payments, pursuant to the asset purchase agreement with eBaum’s World, Inc.

This proposal was approved according to the votes as cast below:

	For	Against	Abstain	Total Shares Voted
Total	9,292,193	0	0	9,292,193
Percentage	100%	0%	0%	100%

Proposal 2:An amendment to our certificate of incorporation changing our name to “ZVUE Corporation” to reflect our focus on the delivery of commercial and user generated content across our network of websites.

This proposal was approved according to the votes as cast below:

	For	Against	Abstain	Total Shares Voted
Total	9,292,193	0	0	9,292,193
Percentage	100%	0%	0%	100%

Proposal 3: The sale of $23 million of convertible debentures and warrants to YA Global Investments, the exchange of additional convertible debentures and warrants for $1.425 aggregate principal amount million of 8% notes due 2008 and the sale of up to an additional up to $2.5 million of convertible debentures (or common stock in lieu thereof) and warrants to certain third-parties  to finance the cash portion of the purchase price for the assets of eBaum’s World and for working capital purposes, as well as the issuance of shares of our common stock in excess of 20% of our outstanding shares of common stock at prices below the book or market value of our common stock upon the conversion of the convertible debentures, the exercise of the warrants, the issuance of common stock in lieu of such convertible debentures and warrants and/or in connection with our right to make certain payments due under the convertible debentures in shares of our common stock rather than in cash;

This proposal was approved according to the votes as cast below:

	For	Against	Abstain	Total Shares Voted
Total	9,288,883	0	3,310	9,292,193
Percentage	99.6%	0%	0.4%	100%

Proposal 4: The sale of an additional $3.5 million or greater amount (up to the sum of $3.5 million and the difference between $2.5 million and the amount of securities sold to third parties) of convertible debentures and the related warrants under substantially the same terms and conditions as the convertible debentures referred to in Proposal (3) to Carl Page, our chief technology officer and a member of our board of directors, and Eric Bauman and Neil Bauman, who will enter into employment relationships with our subsidiary at closing and may be deemed to be our affiliates and/or executives;

This proposal was approved according to the votes as cast below:

	For	Against	Abstain	Total Shares Voted
Total	9,292,193	0	0	9,292,193
Percentage	100%	0%	0%	100%

Proposal 5: An amendment to our certificate of incorporation to increase the number of shares of our common stock that we are authorized to issue to 75 million shares from 50 million shares;

This proposal was approved according to the votes as cast below:

	For	Against	Abstain	Total Shares Voted
Total	9,292,193	0	0	9,292,193
Percentage	100%	0%	0%	100%

Proposal 6: An amendment to our 2007 Incentive Stock Plan increasing the number of shares of common stock that may be granted pursuant to awards under the plan to 3.5 million shares of our common stock from 2 million shares of our common stock and to amend certain other provisions of the plan.

This proposal was approved according to the votes as cast below:

	For	Against	Abstain	Total Shares Voted
Total	9,288,883	0	3,310	9,292,193
Percentage	99.6%	0%	0.4%	100%

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

The following table sets forth the quarterly high and low sales prices of the common stock for the year ended December 31, 2007 and 2006, as quoted on the NASDAQ Capital Market and OTCBB. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2007
First Quarter	$4.14	$2.64
Second Quarter	2.80	1.50
Third Quarter	2.84	1.46
Fourth Quarter	3.60	1.69

Fiscal Year 2006
First Quarter	$9.50	$7.03
Second Quarter	8.99	5.56
Third Quarter	6.82	1.97
Fourth Quarter	7.45	1.20

On March 28, 2008, there were approximately 500 registered holders of record of the common stock. Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2007, with respect to our compensation plans under which our common stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders
— 2003 Stock Option/Stock Issuance Plan	1,259,109	$1.81	23,471
— 2007 Incentive Stock Plan	469,000	1.95	1,924,482
Subtotal	1,728,109	1.89	1,947,953
Not approved by security holders	—	—	—
Total	1,728,109	$1.89	1,947,953

Through December 31, 2007, 124,103 shares of our restricted common stock were issued and outstanding pursuant to our 2003 Stock Options/Stock Issuance Plan.

Through December 31, 2007, 1,106,518 shares of our restricted common stock were issued and outstanding pursuant to our 2007 Incentive Stock Plan. We issued an additional 20,000 restricted common shares through March 28, 2008.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors. Notwithstanding the foregoing, pursuant to that certain Security Agreement, dated as of October 31, 2007 between us, our subsidiaries and YA Global Investments, L.P., we are prohibited from paying any cash dividends without the consent of YA Global Investments, L.P. until we have satisfied all of our obligations under our $23 million of 7.5% Senior Secured Convertible Debentures due October 31, 2010.

Furthermore, pursuant to that certain Security Agreement, dated as of October 31, 2007 between us, our subsidiaries and the purchasers of our Junior Secured Convertible Debentures, we are prohibited from paying any cash dividends without the consent of the holders of at least a majority of the outstanding Junior Secured Convertible Debentures until we have satisfied all of our obligations under our $5.1 million of 7.5% Junior Secured Convertible Debentures due November 10, 2010.

Recent Sales of Unregistered Securities

For information related to sales of unregistered securities during 2007, please see our previously filed Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Overview

Our mission is to provide 18-35 year olds with digital entertainment both online and offline. The ZVUE Network of websites provides our demographic with compelling online entertainment, such as commercial and user generated video, games, images and other forms of online entertainment. Our ZVUE Products group works with content partners to bundle consumer electronics products with this content and then sell them in retail distribution Our library of video content comes to us from both our network of user-generated video sites, which house hundreds of thousands of videos that are created by users, and our commercial content providers who have contracted to provide us with approximately 12,000 commercially produced videos. We have acquired eBaumsWorld.com, PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk and we have built ZVUE.com, our commercial web site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Warner Music Group, Showtime, International Marketing Group, National Lampoon, Comedy Time, Canadian Broadcasting Corporation and others. Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to these websites by selling pre & post roll, skyscraper and banner ads.

On October 31, 2007, we acquired eBaumsWorld.com. We believe that eBaumsWorld.com has become one of the world’s most significant online publishers of humor related content, and as one of the pioneers in the field of user generated content, has earned a following among its community of users and contributors. Recent press reports attesting to its success include articles in Men’s Journal, Wired Magazine and Maxim Magazine and the Howard Stern Radio Show. The site has also been nominated for the nationally televised VH1 Internet Comedy awards, awarded the #1 spot in FHM Magazine’s “Top 100 Ultimate Websites Guide” and recognized as one of the 10 funniest sites on the web by PC World magazine.

In addition to our online media business, we source, bundle and sell portable media devices which are sold in mass market distribution under our ZVUE brand. We manufacture products that are value priced and focus on price points at or below $99. We source our products through select OEM manufacturers, bundle them with top-tier content from our content providers and sell them through established retail distribution channels, creating a scalable and relatively low-risk model for our product business. We believe this product business, together with the professional and user-generated content available online on the ZVUE Network, creates an exciting platform from which we can continue to grow and capture new opportunities.

In March 2008, we announced the ZVUE Spirit player, a patriotic-themed MP3 player pre-loaded with classic, popular patriotic-themed songs from leading popular artists. The ZVUE Spirit is the first in a series of planned value-based handheld players featuring the latest in product design pre-packaged with compelling special-themed digital content from leading content providers. These new players will be sourced entirely through OEM manufacturing relationships while being designed and marketed by the ZVUE products team. The ZVUE Spirit player is planned to ship starting in May 2008 and be available in retail stores as early as the Memorial Day weekend. In conjunction with this announcement, a major national retailer has placed an order for more than 38,000 units.

Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from “digital rights management” protected commercial content to user generated content all from our network of sites.

Critical Accounting Policies and Estimates

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below. Six of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Inventories

Inventories, consisting primarily of finished goods and components, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves and write-downs as a component of product costs of goods sold.

Impairment of Long-Lived Assets

We evaluate our long-lived assets and intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Goodwill and Intangibles

We account for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We conduct the annual review for all of our reporting units during the fourth quarter of the calendar year unless we become aware of a triggering event which would cause us to perform the analysis at an earlier date.

Revenue Recognition

Product Sales

Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. Our revenue is primarily derived from sales of PMPs to retailers. We record the associated revenue at the time of the sale net of estimated returns.

We follow the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and (EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Advertising Revenue

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

Stock Based Awards

On January 1, 2006, we implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation was recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), we used the modified prospective application (“MPA”). MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, we recognized the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

New Accounting Pronouncements

FASB Statement No. 141(R),"Business Combinations", (“SFAS 141(R)”), In December 2007, the FASB issued No. 141R which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

SFAS 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”). In December 2007, the FASB issued SFAS No. 160, this Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interest in our subsidiary and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”): In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”): In March 2006, the FASB issued SFAS No. 156 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”): In June 2006, the FASB issued this statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations

Statement No. 157, “Fair Value Measurements” (“FASB No. 157”): In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2007 and 2006 in absolute dollars and as a percentage of sales. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

	Years Ended December 31,				Change from previous year
	2007		2006
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Product sales, net	$4,536,243	82%	$3,776,382	100%	$759,861	20%
Advertising revenue	968,541	18%	3,310	0%	965,231	29161%
Net Revenue	5,504,784	100%	3,779,692	100%	1,725,092	46%
Cost of product sales	4,614,373	84%	4,339,647	115%	274,726	6%
Cost of advertising revenues	160,309	3%	-	0%	160,309	n/a
Cost of revenues	4,774,682	87%	4,339,647	115%	435,035	10%
Gross margin	730,102	13%	(559,955)	-15%	1,290,057	-230%

Costs and expenses
Bad Debt Expense	78,705	1%	—	—	78,705	100%
Sales and marketing	3,310,845	60%	3,369,942	89%	(59,097)	-2%
General and administrative (including stock based compensation expense of $2,672,737 and $2,377,911)	11,619,288	212%	6,217,754	165%	5,401,534	87%
Research and development	718,227	13%	2,381,429	63%	(1,663,202)	-70%
Total operating expenses	15,727,065	286%	11,969,125	317%	3,757,940	31%

Loss from operations	(14,996,963)	-273%	(12,529,080)	-332%	(2,467,883)	20%

Other income and (expense)
Litigation settlement proceeds, net	-	0%	1,387,034	37%	(1,387,034)	-100%
Interest income	113,328	2%	79,451	2%	33,877	43%
Interest expense	(3,305,198)	-60%	(78,567)	-2%	(3,226,631)	4107%
Loss on conversion of debt	-	0%	(1,038,743)	-27%	1,038,743	-100%
Total other income (expense)	(3,191,870)	-58%	349,175	10%	(3,541,045)	-1014%

Net Loss	($18,188,833)	-331%	($12,179,905)	-322%	($6,008,928)	49%

Year ended December 31, 2007 as compared to December 31, 2006

Sales

Sales were approximately $5.5 million during the year ended December 31, 2007 as compared to approximately $3.8 million during the year ended December 31, 2006, an increase of approximately $1.7 million or 46%. The increase is primarily due to the expansion of our distribution of our ZVUE MP3 product throughout the North American Wal-Mart retail network as well as the increase in advertising sales from our network of humor based websites, principally ebaumsworld.com. We were also able to secure additional distribution for our products at Borders and through a major credit card retailer which also resulted in higher sales.

At December 31, 2007, Wal-Mart and two new customers accounted for approximately 67%, 10% and 9% of the gross accounts receivable and represented approximately 63%, 4% and 19% of our revenues for the year ended December 31, 2007. As a result, for the periods being reported, we were materially dependent upon Wal-Mart and our new customers for our revenues. The loss of Wal-Mart or our new customers as customers would have a material adverse effect on our results.

Our sales to Wal-Mart during 2007 were primarily from two products, our MP3 player and our ZVUE 250 model. In December 2006, we began phasing out the Model 200 and replacing it with the Model 250 which was phased out in the fall of 2007. There can be no assurance that Wal-Mart will accept additional models if, and when, our shipments of future models, including the ZVUE Spirit player announced in March 2008, or that if ordered, such products will be accepted by Wal-Mart as successfully as our 2007 ZVUE MP3 or ZVUE 250. We are currently working with Wal-Mart to introduce our newest line of themed players but we cannot be certain that this product will sell as well as previous models. The failure of these events to occur would significantly impact our future sales.

Approximately 99% of our sales for the years ended December 31, 2007 and 2006, respectively, were to customers in the United States; the remaining percentage were principally to customers in Europe.

Cost of Goods Sold and Gross Margin

Cost of goods sold were approximately $4.8 million during the year ended December 31, 2007 as compared to approximately $4.3 million during the year ended December 31, 2006, an increase of approximately $0.4 million or 10%. The slight increase in cost of goods sold during the year ended December 31, 2007 as compared to the prior year is primarily the result of the expansion of our distribution for the ZVUE product and write-downs of inventory associated with the phasing out of the ZVUE model 200 & 250 and license payments related to our content service. These increases were offset by lower manufacturing costs related to our MP3 player. During 2007, we had write-downs of inventory to estimated net realizable value of approximately $227,000 as compared to $263,000 in 2006.

Gross margin was approximately $730,000 for the year ended December 31, 2007 as compared to a negative gross margin of approximately $560,000 for the year ended December 31, 2006. The approximate $1.3 million increase in the gross margin is the result of the higher margin MP3 player and the effect of the media distribution partially offset by expenses related to the introduction of the product into retail distribution, the subsequent expansion of the product’s distribution, sales return reserves netted against our revenues and inventory write-downs associated with the phasing out of the ZVUE model 200 & 250. While overall gross margin is positive at December 31, 2007, we cannot be certain that the margin will continue to be positive in 2008 although we expect positive results from the combination of the high margin content business and new line of themed players.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $3.3 million for the year ended December 31, 2007 as compared to approximately $3.4 million for the year ended December 31, 2006, a decrease of approximately $0.1 million or 2%. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition related costs. The slight decrease in these expenses is directly related to cost controls on the product and content businesses offset by to the ramp up in salary expense to staff the content team, sustaining marketing for the currently shipping versions of the ZVUE product (Model 200 & 250 and MP3) and the development of the content service. We expect that marketing and development efforts will increase in the future reflecting higher sales commissions and product development costs in the content and products businesses, reflecting new initiatives in the content business and support for new versions of the ZVUE.

General and Administrative Expenses

General and administrative expenses were approximately $11.6 million for the year ended December 31, 2007 as compared to approximately $6.2 million for the year ended December 31, 2006, an increase of approximately $5.4 million or 87%. Our general and administrative expenses consist primarily of salaries and benefits for employees, amortization and depreciation expenses, fees to our professional advisors, non-cash stock based expenses, rent and other general operating costs. Our general and administrative expenses include amortization expense related to the issuance of stock options and restricted common stock to employees and contractors, which were approximately $2.7 million in 2007 and $2.4 million in 2006. We also include amortization expense related to the acquisition of our network of websites in general and administrative expense. In the year ended December 31, 2007 those expenses were approximately $4.6 million as compared to $0.1 million from the prior year. Excluding these non-cash charges general and administrative costs increased approximately 16% or $0.6 million for the year ended December 31, 2007 reflecting increased costs related to the completion of the eBaums World transaction and general and administrative expenses from ongoing operations of eBaums World which were partially offset by our implementation of costs controls and a reduction of personnel.

Based on our eventual implementation of Sarbanes-Oxley Section 404, as well as expected increases in our number of employees and consultants and related costs due to the increase in our business, our general and administrative costs are likely to increase significantly in future reporting periods.

Research and Development Expenses

Research and development expenses were approximately $0.7 million for the year ended December 31, 2007 as compared to approximately $2.4 million for the year ended December 31, 2006, a decrease of approximately $1.7 million or 70%. Our research and development expenses consist primarily of salaries and benefits for website development employees and payments to independent contractors. The decrease in research and development expenses is primarily a result of the shift in our product business to one where we outsource, at a dramatically lower cost, the development of our new products maintaining only the design and marketing responsibilities.

We continue to closely monitor development expenses to ensure that we have maximum leverage while maintaining our ability to continually develop new cutting edge products. With our change in focus from a research and development approach to an OEM style model of development using available products, components and technologies we expect our research and development expenses to continue to decline in future periods. While we are committed to improving our existing core products and developing new products, features and functionalities, our management believes that product innovation and new technology integration need to reflect the market dynamics on the low end where we sell our products. Without a dramatic reduction and out-sourcing of our research and development efforts, we would not be able to respond to the evolving customer demands and remain competitive in our segment of the industry.

Litigation Settlement Proceeds, Net

On November 6, 2006, we agreed to settle our trademark infringement lawsuit that we had filed against Microsoft Corporation. The lawsuit, filed on October 12, 2006, alleged infringement of our “zvue” trademark. In the settlement, the parties agreed to a payment to us of $1,850,000, and to the dismissal of the lawsuit and mutual releases of claims. As a result, we recognized net proceeds, after payment of expenses which were primarily legal fees, from this settlement of approximately $1.4 million.

Interest income

Interest income of approximately $113,000 at December 31, 2007 as compared to approximately $79,000 at December 31, 2006 is primarily related to the interest earned on cash and cash equivalents.

Interest expense

Interest expense of approximately $3.3 million and $79,000 for the years ended December 31, 2007 and 2006, respectively, was directly related to the interest payable on notes and other borrowings that we entered into to fund the eBaums World acquisition and the related amortization of debt discounts and issue costs of approximately $2.8 million.

Loss on conversion of debt

Starting in December 2003, a member of our board of directors and our Chief Technology Officer made cash advances to us from time to time which were subsequently converted into notes totaling $3,741,049 to finance our operations. Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to us and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to us. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to our CTO pursuant to these notes. Pursuant to the terms of the convertible notes, in connection with the Reverse Merger, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of our common stock. We recognized a loss on conversion of $1,093,684.

In January and February 2006, we received $500,000 in a series of cash advances from our CTO. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, our CTO agreed to convert the notes and all accrued interest at a rate of $7.13 per share which resulted in the issuance of 71,439 shares of our common stock. In April 2006, we recognized a gain on conversion of $84,941.

In April 2006, we converted an existing debt of $30,000 into 8,276 shares. As a result of the transaction, we recorded a loss on conversion of $30,000.

Liquidity and Capital Resources

At December 31, 2007, we had a cash balance of approximately $4.7 million excluding $1.6 million of restricted cash and working capital of approximately $2.4 million. Net cash used in operations was approximately $12.1 million for the year ended December 31, 2007, as compared to net cash used in operations of approximately $7.1 million for the prior year ended December 31, 2006. For the year ended December 31, 2007, we used cash to fund our net loss of approximately $18.2 million offset by non-cash items such as expenses related to preferred and common stock issued for services of approximately $2.1 million and charges under APB 25 related to stock options and warrants issued with intrinsic value to employees and directors of approximately $583,000. There were also changes in assets and liabilities of approximately $4.5 million primarily to fund the working capital requirement, expressed in accounts receivable and accounts payable, large sales of players which occurred at year. The receivables associated with these sales were collected in January 2008.

Net cash used in investing activities for the year ended December 31, 2007 was $18.6 million as compared to net cash used in investing activities of approximately $1.6 million for the prior period ended December 31, 2006. For the year ended December 31, 2007, the primary use of the cash or approximately $18.4 million was to acquire UnOriginal.co.uk, HolyLemon.com and eBaumsWorld.com and the remaining $0.2 million was to purchase fixed assets.

Net cash provided by financing activities for the year ended December 31, 2007 was approximately $31.8 million as compared to approximately $12.1 million for the prior period ended December 31, 2006. The completion of the private placement in January 2007 resulted in gross proceeds to us of approximately $3.8 million offset by approximately $89,000 in offering costs. The sale of common stock to our CTO, in May 2007, resulted in cash proceeds to us of approximately $250,000 while the sale of unsecured notes in June 2007 resulted in cash proceeds of approximately $1.4 million offset by approximately $82,000 in offering costs. Approximately $775,000 of those notes were converted into the convertible debenture offering completed in October 2007. We additionally entered into an agreement with our CTO whereby he purchased notes from us under a line of credit bearing 6% interest. We received approximately $2.4 million from the sale of these notes of which $900,000 of those notes were converted into the convertible debenture offering completed in October 2007. In October 2007, we completed the sale of $28.1 million of convertible debentures related to the acquisition of eBaumsWorld, Inc. Related to the sale of those debentures, we also incurred approximately $1.8 million of cash debt issuance costs resulting in net proceeds of $25.8 million. For the year ended December 31, 2006, the completion of the private placement in February 2006 resulted in gross proceeds to us of approximately $7.6 million and a payment of approximately $297,000 in offering costs. We also completed a secondary offering of common stock units in August 2006 resulting in gross proceeds of $5.5 million offset by cash expenses of approximately $546,000.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock and the product financing arrangement we established with Eastech. We may seek additional equity and/or debt financing to sustain our content and product growth strategies. With the completion of the sale of $28.1 million of convertible debentures in October 2007, as described above, we were able to obtain funds to continue our operations at least through December 2008. We believe that based on our current cash position, our borrowing capacity, and our assessment of how potential equity investors will view us, we will be able to continue operations at least through the end of 2008. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

Report of Independent Registered Accounting Firm for the years ended December 31, 2007 and 2006	F-1

Consolidated Balance Sheet at December 31, 2007	F-2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-3

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007 and 2006	F-4 - F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6 - F-7

Notes to Consolidated Financial Statements at December 31, 2007 and 2006	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ZVUE Corporation (formerly known as Handheld Entertainment, Inc.)

We have audited the accompanying consolidated balance sheet of ZVUE Corporation and Subsidiaries (formerly known as Handheld Entertainment, Inc.) as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZVUE Corporation and Subsidiaries (formerly known as Handheld Entertainment, Inc.) at December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $18,188,833, gross margin of $730,102 and net cash used in operations of $12,156,127 for the year ended December 31, 2007, and an accumulated deficit of $41,218,007 at December 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 24, 2008

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 2007

ASSETS
Cash and cash equivalents	$4,766,174
Restricted cash	50,000
Accounts receivables, net	3,927,477
Deferred income taxes, current	483,000
Inventories, net	360,285
Prepaid expenses and other current assets	574,397
Total current assets	10, 161,333

Restricted cash	1,509,843
Fixed assets, net	466,157
Intangible asset, websites, net	23,242,728
Goodwill	3,973,089
Debt issue costs, net	494,692
Deferred income taxes, non-current	461,000
Deposit and other non-current assets	164,057
Total assets	$40,472,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable (includes Related Party of $83,356)	$2,184,981
Accrued and other liabilities	3,330,134
Short term notes and loans, related party	1,326,863
Deferred income tax liability, current	483,000
Junior Secured Convertible Debentures, current portion (net of $1,344,304 debt discount)	79,077
Senior Secured Convertible Debenture, current portion (net of $6,033,951 debt discount)	354,938
Total current liabilities	7,758,993

Long term convertible notes	800,000
Junior Secured Convertible Debentures (net of $3,495,190 debt discount)	205,599
Senior Secured Convertible Debenture (net of $15,688,271 debt discount)	922,840
Total long term debt, net of current portion	1,928,439

Deferred income tax liability, non-current	461,000
Total liabilities	$10,148,432
Commitments and Contingencies (See Note 9)

Shareholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	$—
Common stock, $0.0001 par value; 75,000,000 authorized; 20,190,262 issued and outstanding	2,019
Additional paid in capital, warrants and stock options	29,995,987
Additional paid in capital	41,544,468
Accumulated deficit	(41,218,007)
Total shareholders' equity	30,324,467

Total liabilities and shareholders' equity	$40,472,899

The accompanying notes are an integral part of these Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Product sales, net	$4,536,243	$3,776,382
Advertising revenue	968,541	3,310
Net revenue	5,504,784	3,779,692
Cost of product sales	4,614,373	4,339,647
Cost of advertising revenue	160,309	-
Cost of revenues	4,774,682	4,339,647
Gross margin	730,102	(559,955)

Costs and expenses
Bad debt expense	78,705	—
Sales and marketing	3,310,845	3,369,942
General and administrative (including stock based compensation expense of $2,672,737 and $2,377,911 for the years ended December 31, 2007 and 2006, respectively)	11,619,288	6,217,754
Research and development	718,227	2,381,429
Total operating expenses	15,727,065	11,969,125

Loss from operations	(14,996,963)	(12,529,080)

Other income and (expense)
Litigation settlement proceeds, net	-	1,387,034
Interest income	113,328	79,451
Interest expense	(3,305,198)	(78,567)
Loss on conversion of debt	-	(1,038,743)
Total other income (expense)	(3,191,870)	349,175

Net Loss	$(18,188,833)	$(12,179,905)

Net loss per share - basic and diluted	($1.05)	($1.24)

Weighted Average shares used in computing basic and diluted net loss per share	17,308,226	9,788,427

The accompanying notes are an integral part of these Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2007 and 2006

	Shares	Amount	APIC - Warrants & Options	Additional Paid In Capital	Accumulated Deficit	Total
Balance as of December 31, 2005	3,644,106	$365	$2,482,073	$2,792,833	($10,849,269)	($5,573,998)

Issuance of Common Stock for cash	2,622,414	262	-	7,604,738	-	7,605,000
Issuance of Unit from the Secondary Offering:
Common Stock	1,200,000	120	-	5,807,880	-	5,808,000
Warrants	-	-	12,000	-	-	12,000
Offering Costs	-	-	-	(1,778,651)	-	(1,778,651)
Conversion of Notes Payable & Accrued Interest from an Affiliate in exchange for Common Stock	1,789,834	179	-	5,431,322	-	5,431,501
Conversion of Accrued Liabilities to Common Stock	8,276	1	-	59,999	-	60,000
Exercise of Warrants of Affiliates	375,175	38	(76,545)	98,706	-	22,199
Deemed issuance to shareholders of public shell pursuant to recapitalization	1,620,690	162	-	(162)	-	-
Issuance of common stock in exchange for services rendered:
Employee services rendered	164,936	15	-	1,059,066	-	1,059,081
Non-Employee services rendered	188,574	19	-	606,717	-	606,736
Issuance & Amortization of options and warrants related to:
Employee services rendered	-	-	386,279	-	-	386,279
Non-Employee services rendered	-	-	285,204	-	-	285,204
Fractional shares adjustment related to reverse split	(131)			(810)		(810)
Net loss 2006					(12,179,905)	(12,179,905)
Balance as of December 31, 2006	11,613,874	$1,161	$3,089,011	$21,681,638	($23,029,174)	$1,742,636

	Shares	Amount	APIC - Warrants & Options	Additional Paid In Capital	Accumulated Deficit	Total
Balance as of December 31, 2006	11,613,874	$1,161	$3,089,011	$21,681,638	($23,029,174)	$1,742,636

Issuance of Common Stock for cash	1,426,366	143	-	4,079,856	-	4,079,999
Issuance of Common Stock as commitment fee on financing	680,000	68	-	1,165,694	-	1,165,762
Issuance of warrants	-	-	26,850,244	-	-	26,850,244
Issuance of Common Stock in acquisition of subsidiary	2,092,050	209	-	5,999,791	-	6,000,000
Issuance of Common Stock in asset purchases	1,617,792	161	-	4,189,382	-	4,189,543
Offering Costs	—	—	-	(126,909)	-	(126,909)
Conversion of Notes Payable & Accrued Interest from an Affiliate in exchange for Common Stock	855,877	86	-	1,617,979	-	1,618,065
Cashless exercise of Warrants	8,279	1	-	(1)	-	-
Cashless exercise of Warrants of Affiliates	403,424	40	(526,442)	526,402	-	-
Exercise of Stock Options	662,282	67	-	321,155	-	321,222
Issuance of common stock for services rendered:
Employee services rendered	609,199	61	-	1,563,461	-	1,563,522
Non-Employee services rendered	221,119	22	-	526,020	-	526,042
Issuance & amortization of options and warrants related to:
Employee services rendered	-	-	583,174	-	-	583,174
Non-Employee services rendered	-	-	-	-	-	-
Net loss 2007					(18,188,833)	(18,188,833)

Balance at December 31, 2007	20,190,262	$2,019	$29,995,987	$41,544,468	($41,218,007)	$30,324,467

The accompanying notes are an integral part of these Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006
Cash flows from operating activities:	$(18,188,883)	$(12,179,905)
Net loss
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,715,854	148,123
Amortization of debt issuance costs to interest expense	446,353	-
Amortization of debt discount to interest expense	2,357,905	-
Loss on disposal of fixed assets	9,030	-
Loss on conversion of debt to common stock	-	1,038,740
Bad debt expense	78,705	-
Valuation allowance for inventory	3,888	(50,615)
Write-off of tooling due to abandonment of project	-	119,000
Impairment of software	-	270,000
Write-down of inventory to market value	223,198	194,387
Non-Cash expenses related to common stock issued to employees	1,563,522	1,059,081
Non-Cash expenses related to common stock issued for services	526,042	606,736
Non-Cash charges related to warrants issued to non-employees for services	-	285,204
Non-Cash charges related to stock options and warrants issued to employees	583,173	386,279

Changes in assets and liabilities:
Restricted cash	-	(50,000)
Accounts receivable	(2,194,353)	225,910
Receivable from escrow account	89,978	(90,086)
Inventories	40,461	(605,872)
Prepaid expenses and other current assets	(464,382)	(132,658)
Trade accounts payable	(1,832,574)	740,334
Accrued and other liabilities	(145,455)	228,442
Trade Accounts and advances payable to officers, affiliates and related parties	31,361	749,060
Net cash used in operating activities	$(12,156,127)	$(7,057,840)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	(982,598)	(533,407)
Acquisition of websites and intangibles	(15,881,359)	(578,305)
Increase in restricted cash	(1,509,843)	-
Purchase of equipment	(188,559)	(237,749)
Deferred acquisition costs	-	-
Purchase of software	-	(270,000)
Net cash used in investing activities	$(18,562,359)	$(1,619,461)

Cash flows from financing activities:
Issuance of common stock	3,830,000.00	13,425,000
Issuance of common stock, related party	249,999	-
Proceeds from conversion of warrants to common stock	-	22,200
Issuance of senior convertible debentures	23,000,000	-
Issuance of junior convertible debentures	3,400,000	-
Proceeds from short-term borrowings, related party	2,476,863	500,000
Repayments of short-term borrowings, related parties	(250,000)	(79,500)
Proceeds from short-term borrowings	1,425,000	-
Repayments of short-term borrowings	(650,000)	-
Proceeds from exercise of stock options	321,222	-
Debt issuance cost	(649,659)	-
Debt discounts	(1,195,000)	-
Offering costs-secondary offering	-	(1,267,767)
Offering costs-issuance of common stock	(126,909)	-
Offering costs-sale of common stock-February 2006 PIPE	-	(546,412)
Payment for fractional shares-effect of reverse split	-	(810)
Net cash provided by financing activities	$31,831,516	$12,052,711

Net increase in cash and cash equivalents	1,113,030	3,375,410
Cash and cash equivalents at beginning of year.	3,653,144	277,734
Cash and cash equivalents at end of the year.	$4,766,174	$3,653,144

The accompanying notes are an integral part of these Consolidated Financial Statements

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$91,556	$44,680
Income Taxes	—	1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of notes to common stock	$1,600,000	$—
Common stock issued in business combinations	11,355,305	—
Warrants issued in debt financing	26,850,244	—
Common stock issued in debt financing	1,165,762	—
Conversion of short term loan to Junior Convertible Debentures	775,000	—
Conversion of short term loan due to a related party to Junior Convertible Debentures	900,000	—
Installment payments due as result of business combinations	333,333	—
Other payments due as a result of business combinations	1,291,667	—
Conversion of notes due to a related party to common stock	—	4,452,760
Convertible promissory notes issued as part of asset acquisition	—	2,610,000
Conversion of warrants to common stock	—	76,545

The accompanying notes are an integral part of these Consolidated Financial Statements

ZVUE CORPORATION and Subsidiaries
(formerly known as Handheld Entertainment, Inc.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

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

On October 31, 2007, we changed our name to “ZVUE Corporation” from “Handheld Entertainment, Inc.”

Nature of Operations

Our mission is to provide 18-35 year olds with digital entertainment both online and offline. The ZVUE Network of websites provides our demographic audience with compelling online entertainment, such as commercial and user generated video, games, images and other forms of online entertainment. Our ZVUE Products group works with content partners to bundle consumer electronics products with desirable content and then sell them in retail distribution. Our library of video content comes to us from both our network of user-generated video sites, which house many hundreds of thousands of videos that are created by users, and our commercial content providers who have contracted to provide us with approximately 12,000 commercially produced videos. We have acquired eBaumsWorld.com, PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk and we have built ZVUE.com, our commercial web site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Warner Music Group, Showtime, International Marketing Group, National Lampoon, Comedy Time, Canadian Broadcasting Corporation and others. Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to these websites by selling pre & post roll, video overlay, skyscraper and banner ads.

In addition to our digital media business, we source, bundle and sell portable media devices which are sold in mass market distribution under our ZVUE brand. We source products that are value priced and focus on price points at or below $99. We source our products through select OEM manufacturers, bundle them with top-tier content from our content providers and sell them through established retail distribution channels, creating a scalable, valuable and low-risk model for our product business. This product business, in combination with the professional and user-generated content available online on the ZVUE Network, we believe creates an exciting platform from which we continue to grow and capture new opportunities.

Our strategy consists of the following elements:

•	Aggregate our audience with digital media service that provides easy access to legal, downloadable music, video, and images that allows us to serve ads to allow us to monetize our traffic

•	Create products that are affordable (SRP of $99 or less), easy to use which can be efficiently distributed through mass-market retailers

By providing consumers a solution that includes both professional and user-generated content as well as leveraging our content partnerships through our devices, our goal is to create a powerful platform that will encourage consumers to access our content, adopt our devices, and thus distinguish us from the competition.

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

Principals of Consolidation

The consolidated financial statements include the accounts of ZVUE Corporation and its wholly owned subsidiaries. The results of all acquisitions operations are included in the consolidated financial statements beginning as of the date of acquisition (refer to Note 4 for specific acquisition dates). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions in preparation of the financial statements. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be effected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2007 and 2006 include the valuation of accounts receivable and inventories, valuation of goodwill, valuation and amortization periods of intangible assets, valuation of capital stock, options and warrants granted for services, or other non-cash purposes, valuation of beneficial conversion features in convertible debt, estimates of allowances for sales returns and the estimate of the valuation allowance on deferred tax assets.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2007. As of December 31, 2007, the Company’s bank balances at two separate banks, including cash classified as restricted cash, exceeded FDIC amounts by $4,924,674 and $1,409,843.

At December 31, 2007, three customers accounted for approximately 67%, 10% and 9% of gross accounts receivable before the allowance for doubtful accounts.

Concentration of Revenues

In the year ended December 31, 2007, we had two customers’ that represented more than 10% of our net revenues. One customer accounted for approximately 19% of our net revenues while the second, Wal-Mart, represented 63% of our net revenues and we therefore were materially dependent upon these two customers. In the year ended December 31, 2006, one retailer represented 97% of our net revenues. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on our results.

Concentration of Supplier

Manufacturing of our ZVUE products was performed in China by one manufacturer in 2006 and two separate manufacturers in 2007. Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated.

Purchases during 2007 and 2006 from our manufacturers were approximately $3.1 million and $4.2 million, respectively. Purchases during 2007 were 48% from one vendor and 52% from the second manufacturing vendor. There were no amounts due our manufacturing vendors at December 31, 2007.

Product Concentration

During 2007, revenues were derived primarily from the sale of two products model the ZVUE MP3 player and the ZVUE 250.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. However, as of the year ended December 31, 2007, we held no such investments.

Restricted Cash - Non Current

Restricted cash represents amounts from the sale of convertible debentures that is being held in escrow until certain debt covenants are met. These covenants principally relate to the amount of senior convertible debentures outstanding. Upon reduction of the senior convertible debentures to $11.5 million or less, the funds are expected to be released and available for use by the Company.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, and current liabilities approximates carrying value due to the short maturity and/or recent issuance of such instruments. The fair value of long-term convertible notes and convertible debentures approximates their carrying value.

Accounts Receivable

We sell our products to end-users through retailers and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness. We derive our advertising revenues through the sale of ads through ad networks, ad agencies and direct sales to consumer brands who are extended credit terms after an analysis of their financial condition and credit worthiness.

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

Inventories

Inventories, consisting primarily of finished goods and components, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves and write-downs as a component of product costs of goods sold and such expense was approximately $227,000 in 2007. All inventory consisted of finished goods at December 31, 2007.

Fixed Assets

Fixed assets are stated at cost. Depreciation of furniture, equipment, computer equipment and software purchased for internal use, is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 7 years. Fixed assets below our capitalization threshold and repairs and maintenance costs are expensed as incurred. Depreciation expense for the year ended December 31, 2007 was $131,000 and approximately $24,000 was charged to cost of goods sold for tooling expense.

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

Goodwill and Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review for all of its reporting units during the fourth quarter of the calendar year. No impairment was recognized during the year ended December 31, 2007.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets and intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset. No impairment was recognized during the year ended December 31, 2007.

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

Advertising Revenue

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

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in sales. Shipping and handling costs related to purchased inventory are capitalized as part of inventory and ultimately recognized as cost of sales as inventory is sold to third parties. Actual shipping and handling costs to ship products to our customers and the expense related to the return of products to us are included in general and administrative expenses and was $113,481 and $79,307 in 2007 and 2006, respectively.

Advertising Costs

In accordance with SOP 93-7, we expense advertising costs as they are incurred. Advertising and related promotion expenses for the year ended December 31, 2007 and 2006 were $132, 641 and $599,709, respectively.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," the Company expenses all research and development costs. Research and development expense for the years ended December 31, 2007 and 2006 were $718,227 and $2,381,429, respectively.

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

We have granted options and warrants to certain key consultants and other non-employees, which resulted in non-cash expenses recognized as of December 31, 2007 and 2006. Non-cash expenses for grants to non-employees were recorded at the time of options and warrant grants and calculated using the Black-Scholes method of valuation. The non-cash expense for stock based compensation has been as follows:

	Year ended December 31,
	2007	2006
Non-cash stock based compensation to non-employees	$0	$285,204

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

Recent Accounting Pronouncements

FASB Statement No. 141(R),"Business Combinations", (“SFAS 141(R)”), In December 2007, the FASB issued No. 141R which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”): In December 2007, the FASB issued SFAS No. 160, this Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interest in our subsidiary and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”): In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”): In March 2006, the FASB issued SFAS No. 156 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”): In June 2006, the FASB issued this statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations

Statement No. 157, “Fair Value Measurements” (“FASB No. 157”): In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $18.2 million, gross margin of $730,102 and net cash used in operations of approximately $12.2 million for the year ended December 31, 2007 and an accumulated deficit of approximately $41.2 million at December 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes, sales of common and preferred stock, sales of our products and the product financing arrangement we established with our contract-manufacturing partner. With our existing working capital of $2.4 million at December 31, 2007, the sale of $28.1 million of convertible debentures which are repayable in our common stock (see Note 6), the extension of our $5 million credit facility to March 2009 with $3.7 million available under this line as of December 31, 2007 (see Note 8) and the expected growth in our business, we believe that we have sufficient funds and have future cash flows to continue in operation at least through the end of 2008. While we have heavily invested in our content and product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity, and our assessment of how potential equity investors will view us and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through December 2008. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

Our business plan is based on our ability to generate future revenues from the sale of advertising on our network of humor based websites as well as the take advantage of the projected growth of our product business which we expect to be able to market and sell our existing and future products through our established retail channel. However, the time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

We believe that actions being taken by management as discussed above provide the opportunity to allow us to continue as a going concern.

Note 3 - Accounts Receivable, net

Accounts Receivable at December 31, 2007 is as follows:

Accounts receivable	$4,030,688
Less: Allowance for doubtful accounts	(103,211)
Accounts Receivable, net	$3,927,477

Bad debt expense for the years ended December 31, 2007 and 2006 was $78,705 and $0 respectively.

Note 4 - Acquisitions and Intangible Assets, websites, net

At December 31, 2007 Intangible Assets, net consists of the following:

	Dorks LLC	Fun Mansion.com	YourDaily Media.com	Putfile.com	UnOriginal.co.uk	Holy Lemon.com	eBaums World.com	TOTAL
Transaction Close Date	Nov 13, 2006	Dec 1, 2006	Dec 15, 2006	Feb 5, 2007	March 26, 2007	April 20, 2007	October 31, 2007
Amortization Period	3 Years	3 Years	3 Years	3 Years	3 Years	3 Years	3 Years

At Cost	$1,533,651	$1,114,758	$1,075,256	$7,071,275	$521,834	$916,890	$15,707,892	$27,941,556
Less: Amortization	(577,959)	(402,551)	(374,117)	(2,132,509)	(135,026)	(204,005)	(872,661)	(4,698,828)
Net Book Value	$955,692	$712,207	$701,139	$4,938,766	$386,808	$712,885	$14,835,231	$23,242,728

Amortization expense is computed using the straight-line method over the estimated useful life of 3 years. We incurred amortization expenses of approximately $4.6 million and $114,000 for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions as of December 31, 2007.

	Dorks LLC	Fun Mansion.com	YourDaily Media.com	Putfile.com	UnOriginal.co.uk	Holy Lemon.com	eBaums World.com	TOTAL

Receivables, net	—	—	—	—	—	—	$1,109,924	$1,109,924
Tangible Assets	—	—	—	$84,421	—	—	$249,853	$334,274
Intangible assets	$1,533,651	$1,114,758	$1,075,256	$7,071,275	$521,834	$916,890	$15,707,892	$27,941,556
Goodwill	—	—	—	—	—	—	$3,973,089	$3,973,089
Total Assets	$1,533,651	$1,114,758	$1,075,256	$7,155,696	$521,834	$916,890	$21,040,758	$33,358,843
Total Liabilities	—	—	—	$88,531	—	—	$453,622	$542,153
Purchase Price	$1,533,651	$1,114,758	$1,075,256	$7,067,165	$521,834	$916,890	$20,587,136	$32,816,690

No goodwill was recorded as a result of any of the transactions noted above with the exception of the acquisition of eBaums World, Inc. where we recorded $3,973,089 of goodwill related to the acquisition. Goodwill is expected to be deductible for income tax purposes over a period of 15 years. The intangible assets relate to values assigned to the website assets acquired consisting of the basic domain name, internet presence as demonstrated through the websites, URL's and search engine optimization abilities that drive unique visitors to view the user-generated videos maintained on the various suites. The amortization period for the intangible assets is three years from the acquisition date.

The following table details the amortization expense which we would expect to recognize as a result of the acquisitions detailed above over the next five years ending December 31, 2012 and thereafter:

	Year ending December 31,
	2008	2009	2010	2011	2012	2013 and beyond	Total

Total Amortization	$9,313,852	$9,200,446	$4,728,430	$—	$—	$—	$23,242,728

The results of all acquisitions operations are included in the consolidated financial statements beginning as of the date of acquisition.

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

The Company and Mr. Kowal, the previous owner of Dorks, LLC, entered into an 18 month employment agreement whereby the Company agreed to pay Mr. Kowal $1,667 per month for services to be rendered by him to assist the Company in transitioning the acquired entity to the Company. Additionally, under the employment agreement, Mr. Kowal is entitled to certain bonuses if the Company acquires other companies which further the business interests of Dorks LLC and he is materially involved in those transactions. The bonuses are based on the acquisition price of the target and range from 3 - 5% of the total price, depending on several factors. Under the terms of this agreement, Mr. Kowal was issued 23,342 and 143,854 restricted common shares in calendar year 2006 and 2007, respectively, in consideration for his involvement in our acquisition transactions.

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

Additionally, the Company and Mr. Worsnop entered into a one year consulting agreement whereby the Company agreed to pay Mr. Worsnop $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired business to the Company.

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

Acquisition of Putfile Limited

On February 5, 2007, we acquired 100% of the outstanding shares of Putfile Limited. Puftile Limited (“Putfile”) operates a leading free digital media website, Putfile.com, featuring user-generated content. The purchase price of approximately $7.1 million for Putfile Limited was comprised of a combination of approximately $1,067,000 of cash ($500,000 at closing and approximately $567,000 over the following twelve months) and $6,000,000 of our restricted common stock (2,092,050 shares). In addition, we had $36,275 of acquisition costs. For accounting purposes, the common shares were valued at $2.87 per share or $6,000,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date.

As part of the purchase agreement, the Company and the Seller entered into an escrow agreement whereby $100,000 of the cash paid under the purchase agreement would be deposited into an escrow account and held for one year for any post closing indemnity claims. At the end of the twelve month period in February 2008, no claims were identified and the $100,000 was released to the seller.

Additionally, the Company and Gordon Page, the prior owner of Putfile, entered into a two year consulting agreement whereby the Company agreed to pay Mr. Page $2,000 per month for services to be rendered by him to assist the Company in transitioning the acquired business into the Company.  That Consulting agreement was terminated by the parties on November 30, 2007.

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

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results, for the years ended December 31, 2007 and 2006, required under the Statement of Financial Accounting Standards No. 141 are below. The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2006 and is not intended to be a projection of future results.

UNAUDITED	Year Ended December 31, 2007	Year Ended December 31, 2006

Net Revenues	$5,522,249	$4,154,205
Net Loss	($18,450,143)	($12,412,913)
Net Loss per Share - Basic & Diluted	($1.07)	($1.04)

Acquisition of Unoriginal.co.uk

On March 26, 2007, our wholly-owned subsidiary, Dorks LLC, acquired certain assets from Gareth Coote, including all of the assets and business of Unoriginal.co.uk, an internet website that aggregates user-generated content and is based in the United Kingdom. The purchase price for the assets and business of Unoriginal.co.uk was comprised of a combination of $250,000 in cash payable over 15 months beginning April 1, 2007 and $250,000 of our restricted common stock based on the five day average of the closing price preceding the close of the transaction or 92,456 shares. In addition, we had approximately $22,000 of acquisition costs recorded as of December 31, 2007. For accounting purposes, the common shares were valued at $2.70 per share or $250,000 based on the 5-day average closing price prior to the closing date since the quantity of shares we were required to issue to the seller was not determinable until the closing date.

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

Acquisition of HolyLemon.com

On April 20, 2007, Dorks LLC, our wholly-owned subsidiary, acquired all of the business and assets of HolyLemon.com from Mr. Kieran O’Neill pursuant to an asset purchase agreement dated April 20, 2007, for an aggregate purchase price of $900,000 consisting (i) $25,000 in cash payable immediately, (ii) $225,000 in cash, payable in twenty-four equal monthly installments commencing on May 1, 2007, and (iii) $650,000 in the Company’s common stock based on the average closing price for the five days preceding the closing or 268,595 common shares. For accounting purposes, the common shares were valued at $2.42 per share or $650,000 based on the 5-day average closing price prior to the closing date. In addition we had approximately $17,000 of acquisition costs recorded as of December 31, 2007. The purchase price for HolyLemon.com may be increased pursuant to an earn-out provision contained in the asset purchase agreement if Holylemon.com generates in excess of 1.7 million unique visitors derived from organic sources per month for three consecutive months during the twelve month period commencing on May 1, 2007. At December 31, 2007, the conditions to make these earn-out payments have not been met.

The Company granted Mr. O’Neill customary “piggy-back” registration rights with respect to the shares. Pursuant to the terms of the agreement, Mr. O’Neill may not, directly or indirectly, sell more than one-twelfth (1/12), or 22,383 of the shares issued to him in the acquisition in any thirty-day period for twelve months after the closing of the acquisition, notwithstanding any registration of such shares. At December 31, 2007, we have not registered these common shares.

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

Acquisition of eBaumsWorld.com

On October 31, 2007, our wholly owned subsidiary, EBW Acquisition, Inc., acquired all of the business and assets of eBaum’s World, Inc., including without limitation, all of eBaum’s World’s right, title and interest in eBaumsWorld.com pursuant to an asset purchase agreement by and among EBW Acquisition, eBaum’s World and us. Purchase consideration as of the acquisition date and including subsequent contingent consideration earned and adjustments through December 31, 2007 consisted of the following:

Cash earnest money deposit released on October 15, 2007	$350,000
Common shares earnest money deposit released on October 15, 2007	$789,543
(valued at $400,000 by the parties)
Cash at closing	$14,250,000
Value of common shares not subject to contingencies	$2,500,000
Closing costs	$1,655,926
Post closing adjustment	$625,000
Contingent payment	$416,667
Total purchase price as of December 31, 2007	$20,587,136

On October 15, our earnest money deposit, consisting of cash of $350,000 and 261,438 shares of our common stock valued at $789,543 (valued by the parties at $400,000) was released to eBaum’s World. At the closing, we paid eBaum’s World $14,250,000 in cash and placed 2,885,056 shares of our common stock in escrow. Such 2,885,056 shares consisted of 1,635,056 shares (valued at $2.5 million by the parties) that are subject to forfeiture if Eric Bauman, the founder of eBaum’s World, is not continually employed by EBW Acquisition for 36 months following the closing date, and the remaining 1,250,000 shares of common stock (which amount was subject to adjustment following the closing date, as described below) would be released from escrow in 23 monthly installments commencing on December 31, 2007, subject to reduction if the minimum net revenue threshold described below is not achieved. Pursuant to the asset purchase agreement, and as part of the purchase price for the assets, on November 15, 2007 we placed an additional 740,605 shares of our common stock into escrow, resulting in an aggregate of 1,990,605 shares of our common stock (valued at $5 million by the parties) that are to be released in 23 monthly installments, as described above. The 1,635,056 shares (valued at $2,500,000 by the parties) and one-half of the 1,990,605 shares described above (one-half valued at $2,500,000 by the parties) are subject to contingencies, described above and below, respectively, and therefore are not accounted for as part of the purchase price in the purchase price summary above. In accordance with EITF 95-8, we are recognizing the 1,635,056 common shares granted to Eric Bauman as compensation expense, as opposed to an adjustment of purchase price, and are ratably amortizing the expense as to general and administrative expenses over the three year vesting period. In December 2007, the Company paid an additional $625,000 as a post closing adjustment representing net assets received in excess of the amount agreed upon in the Asset Purchase Agreement.

In addition to the contingent shares discussed above, which are valued at a total of $5 million we may also be required to pay eBaum’s World additional payments of up to $30 million in a combination of cash and shares of our common stock, subject to achievement of certain performance milestones.

Our asset purchase agreement with eBaum’s World provides that, if net revenues (as defined therein) from the acquired business for the period from July 1, 2007 through June 30, 2008 do not exceed $5 million, then we shall have the right, subject to certain limitations, to reduce the purchase price by not paying $2.5 million dollars worth of either the $2.5 million dollar quarterly cash payments described below in item (i), or a portion of the $5 million monthly stock payments (the 1,990,605 shares) described above, or any combination thereof, at our option.

The $30 million of possible additional payments consists of (i) up to $2.5 million in cash payable in six quarterly installments within 10 days of the end of each of the six consecutive quarters beginning with the quarter ended December 31, 2007, subject to reduction if the minimum net revenue threshold described above is not achieved and (ii) $27.5 million in potential “earn out” payments in a combination of cash and common stock dependent upon the operating and financial performance of the acquired business during fiscal 2007, 2008 and 2009. At December 31, 2007 the first payment of $416,667 under this provision had been earned and accrued for and included in the purchase price summary above. It was paid in full in January 2008. The potential cumulative “earn out” for fiscal 2007, 2008 and 2009, will not exceed approximately $9.2 million, $18.3 million and $27.5 million, respectively, and in no event will the “earn out” payments for the entire “earn out” period exceed $27.5 million in the aggregate. The calculation of the annual “earn out” payment will be calculated as follows:

(a)	first, take the number of annual “page views” of ebaumsworld.com as reported by Google Analytics for the applicable year divided by 1,000 and multiplied by $1.55;

(b)
second, take the result of (a) and subtract certain operating expenses associated with operation of the business of eBaum’s World (the calculated pro forma EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) if it is less than $3.6 million, $4 million and $5.7 million for fiscal 2007, 2008 or 2009, respectively, then there shall be no “earn-out” payment for such year).

(c)	third, multiply the result of (b) by 6;

(d)	fourth, subtract $20 million from the product of (c) to arrive at the annual “earn-out amount;” and

(e)
finally, the actual “earn out” payment to eBaum’s World for the relevant year of the “earn out” period will equal the lesser of (i) the “earn out amount” for the relevant year of the “earn out” period plus the “earn-out amounts” for any prior years of the “earn-out” period less the amount of any “earn out” payments from prior years, and (ii) the potential cumulative “earn out” for the relevant year less the amount of any “earn out” payments from prior years.

The “earn out” will be payable 40% in cash and approximately 60% in a number of shares of our common stock equal to (i) the amount of such “earn out” payment payable in common stock, divided by (ii) the average of the closing prices of our common stock on the Nasdaq Capital Market for the ten (10) consecutive trading days immediately following the date on which such amount is conclusively determined. However, eBaum’s World may elect to receive all or any portion of the “earn-out” that is otherwise payable in cash in shares of our common stock instead.

The “earn out” amount will only be issuable to the extent that the business of eBaum’s Worlds meets certain minimum thresholds. The “earn-out” payments which may be paid to eBaum’s World are based on its achievement of certain pro forma EBITDA (Earnings Before Interest Tax Depreciation and Amortization) targets subject to certain minimum thresholds. Should the business not achieve the minimum threshold, there will be no payment due to former owners of the business. The EBITDA targets are based on the historical and projected performance of the business focused on the number of pages served at eBaum’s World’s website, ebaumsworld.com, the projected and actual ad rates achieved and the amount of operating expense actually incurred by the business.

The entire “earn out” of $27.5 million less any “earn out” payments previously paid shall become immediately due and payable to eBaum’s World in the event that, prior to the expiration of the “earn out” period, any of the following conditions are met:

•	all or substantially all of the assets of EBW Acquisition are sold, transferred or assigned,

•	50% or more of the voting capital stock of EBW Acquisition is sold, transferred or assigned to an unaffiliated third party in a single transaction or a series of transactions,

•	EBW Acquisition is merged with or into another entity such that EBW Acquisition is not the surviving entity nor the owner of greater than 50% of the voting equity interests of such surviving entity,

•	EBW Acquisition materially changes the operation of, or ceases to conduct, its business in substantially the same manner as conducted as of the date of the asset purchase agreement,

•
we are delisted from the Nasdaq Capital Market, and not listed on a similar national stock exchange or over-the-counter market within 60 days, or we are the subject of any delisting notice or action which is not dismissed or discharged within 60 days, or

•	EBW Acquisition terminates the employment of Eric Bauman without cause.

We have agreed with YA Global Investments, L.P. that, we shall not make a payment of any cash “earn out” under the asset purchase agreement with eBaum’s World made at a time when the outstanding principal amount of the Senior Secured Convertible Debentures (as described below) held by YA Global Investments exceeds $8 million, unless (a) we meet certain cash flow benchmarks at such time and (b) we make a special redemption payment to YA Global Investments equal to the amount of the cash portion of such “earn out” payment which special redemption payment is payable in cash or, subject to satisfaction of certain conditions, in shares of our common stock.

We entered into a registration rights agreement with eBaum’s World whereby we agreed to register all shares of common stock issued, or to be issued, in connection with the acquisition, including potential earn out shares except for the 1,635,056 shares subject to forfeiture. We registered the resale of 550,846 shares of our common stock that were issued to eBaum’s World, pursuant to the registration statement included these shares in the registration statement on Form S-3, filed November 21, 2007, which was declared effective on February 14, 2008.

The future payment of cash or shares potentially required under the various above terms is secured by a pledge by the Company to the Sellers of all of the capital stock of the Company’s wholly-owned subsidiary EBW Acquisition, Inc. which holds the acquired eBaum’s assets and business.

If, for any reason, we are unable to file a registration statement within 60 days of the date we are required to deliver any of the 1,990,605 shares or earn-out shares to the seller or cannot get such registration statement effective within 180 days of the date such shares are required to be delivered to the seller, we may be required to accrue interest on such payments at a rate of 1.5% per month pursuant the terms of the Asset Purchase Agreement. In addition, if such default on registration remains for 365 days after the date we are required to deliver such shares, or previously registered shares become unregistered for more than 90 days or a bankruptcy petition is filed against us and not withdrawn in a stipulated time as defined or we are delisted from NASDAQ and not relisted on a similar exchange or over the counter market, then the sellers may require by notice us to repurchase all or a part of the unregistered shares at a price equal to the greater of the price per share on the date delivery of such registered shares was required or the highest quoted closing price during the 20 consecutive trading days preceding the date on which notice was provided. Notwithstanding the above, to the extent that the registration of such shares is prohibited under rule 415 of the Securities and Exchange Commission, the interest payment penalties and repurchase provisions shall not be applicable. We were able to timely file the registration statement for the initial common shares delivered to the Seller (such registration statement was filed on November 21, 2007 and was declared effective on February 14, 2008).

This transaction was deemed to be a material business combination, and therefore, the summarized unaudited consolidated pro forma results years ended December 31, 2007 and 2006, required under the Statement of Financial Accounting Standards No. 141 are below. We recorded approximately $4.0 million of goodwill as a result of this acquisition. The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2006 and is not intended to be a projection of future results.

UNAUDITED	Year Ended December 31, 2007	Year Ended December 31, 2006

Net Revenues	$9,285,361	$9,006,291
Net Loss	($23,602,655)	($18,180,928)
Net Loss per Share - Basic & Diluted	($1.36)	($0.67)

Note 5 - Reverse Merger

On February 10, 2006, the Company, ZVUE Corporation, (formerly known as VIKA Corp.) entered into an Agreement of Merger and Plan of Reorganization (the ‘‘Merger Agreement’’) by and among the Company, Handheld Entertainment, Inc., a privately held California corporation (“HHE”), and HHE Acquisition, Inc., a newly formed wholly-owned California subsidiary of the Company (‘‘Acquisition Sub’’). Upon closing of the merger transaction contemplated under the Merger Agreement (the ‘‘Merger’’) on February 10, 2006, Acquisition Sub was merged with and into HHE, and HHE became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, following the Merger, the Company changed its name to Handheld Entertainment, Inc. (in 2007 the Company changed its name to ZVUE Corporation).

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

As a result of the recapitalization which occurred in February 2006, the preferred stock outstanding in ZVUE Corporation (privately held California entity) at December 31, 2005 has been retroactively restated to reflect the common stock issued to preferred shareholders just prior to the reverse merger. All share and per share data has been retroactively adjusted in the accompanying financial statements to reflect the effect of the recapitalization. In connection with the Merger, on April 12, 2006, HHE merged with and into the Company.

Note 6 - Convertible Debt

The following table details our convertible notes as of December 31, 2007:

			Accumulated	Convertible
			Amortization	debt,
	Principal	Debt Discount	of Debt Discount	net of discounts

Convertible 4.9% note payable	$800,000	$—	$—	$800,000
Senior Secured convertible debenture	23,000,000	(23,000,000)	1,277,778	1,277,778
Junior Secured convertible debentures	5,124,170	(5,124,170)	284,676	284,676
Total	$28,924,170	($28,124,170)	$1,562,454	$2,362,454

Less: current portion

Senior Secured convertible debenture	$6,388,889	($6,033,951)		$354,938
Junior Secured convertible debentures	1,423,381	(1,344,304)		79,077
Total current portion	$7,812,270	($7,378,255)		$434,015

Convertible debt, net of current portion	$21,111,900			$1,928,439

Junior and Senior Secured Convertible Debentures

In order to finance the cash portion of the purchase price of the assets of eBaum’s World and to provide working capital, on October 31, 2007, we sold $23,000,000 principal amount of Senior Secured Convertible Debentures to YA Global Investments, L.P. pursuant to a Securities Purchase Agreement, dated August 2, 2007, by and between YA Global Investments and us. The debentures are due October 31, 2010 and carry a 7.5% coupon. In connection with the sale of such Senior Secured Convertible Debenture, we issued YA Global Investments (i) 680,000 shares of our common stock as part of a commitment fee (see valuation discussion below), (ii) warrants to purchase 3,026,316 shares of our common stock at an exercise price of $1.90 per share and (iii) warrants to purchase 2,751,196 shares of our common stock at an exercise price of $2.09 per share. The warrants expire October 31, 2012 and may be cashlessly exercised upon a default by the Company on the debentures. The warrants exercise price is also subject to standard anti-dilution provisions. Commencing on March 3, 2008, we are required to make monthly repayments of principal equal to $638,889 plus accrued interest in cash or in shares of our common stock, at our option. If we elect to make payments in cash, we will be required to pay a redemption premium equal to 10% of the principal amount being paid in cash. We may make monthly repayments of principal and interest in shares of our common stock by converting such amount into shares of our common stock at a conversion price equal to the lesser of (i) $1.90 per share or (ii) the price that shall equal 90% of the lowest volume-weighted average price of our common stock during the 10 consecutive trading days immediately preceding the payment date. The Senior Secured Convertible Debentures are convertible into shares of our common stock at a fixed conversion price of $1.90 per share at the holder’s option. The Company may not effect any conversion of the Senior Secured Convertible Debentures or any exercise of the related warrants that would result in the holder thereof owning in excess of 9.99% of our common stock, unless waived by the holder upon 65 days prior notice. We paid YA Global Investments a cash commitment fee of $1,150,000 in connection with the sale of the Senior Secured Convertible Debentures. We granted YA Global Investments a first priority security interest in all of our assets and the assets of our subsidiaries in order to secure repayment of the Senior Secured Convertible Debenture. In accordance with the agreement in March 2008, we made our first payment of principal and interest to the senior lender and issued 1,306,717 common shares based on a conversion rate of $0.94 (see Note 16, Subsequent Events) . The next payment is due April 1, 2008. As of December 31, 2007, we had accrued approximately $288,000 of interest related to the notes.

In addition, on October 31, 2007, we sold an aggregate of $5,124,170 principal amount of Junior Secured Convertible Debentures to certain accredited investors, including Eric Bauman, the founder of eBaum’s World, and our CTO and a member of our board of directors. The debentures are due November 10, 2010 and carry a 7.5% coupon. In connection with the sale of the Junior Secured Convertible Debentures, we issued the purchasers (i) warrants to purchase an aggregate of 674,234 shares of our common stock at an exercise price of $1.90 per share and (ii) warrants to purchase an aggregate of 612,942 shares of our common stock at an exercise price of $2.09 per share. The warrants expire October 31, 2012 and may be cashlessly exercised upon a default by the Company on the debentures. The warrants exercise price is also subject to standard anti-dilution provisions. Commencing on March 13, 2008, we were required to make monthly repayments of principal equal to $142,338 plus accrued interest in cash or in shares of our common stock, at our option. If we elect to make payments in cash will be required to pay a redemption premium equal to 10% of the principal amount being paid in cash. We may make monthly repayments of principal and interest in shares of our common stock by converting such amount into shares of our common stock at a conversion price equal to the lesser of (ii) the price that shall equal 90% of the lowest volume-weighted average price of our common stock during the 10 consecutive trading days immediately preceding the payment date. The Junior Secured Convertible Debentures are convertible into shares of our common stock at a fixed conversion price of $1.90 per share at the holder’s option. The Company may not effect any conversion of the Junior Secured Convertible Debentures or any exercise of the related warrants that would result in the holder thereof owning in excess of 9.99% of our common stock, unless waived by the holder upon 65 days prior notice. We granted the purchasers a subordinate security interest in all of our assets and the assets of our subsidiaries in order to secure repayment of the Junior Secured Convertible Debentures. In addition, the security is subordinate to any required earn-out payments due under the eBaums asset purchase agreement. In accordance with the agreement, we made our first payment of principal and interest to the junior lenders and issued 376,747 common shares based on a conversion rate of $0.75 which included payments in common stock of 66,505 common shares to our CTO and 146,789 to Eric Bauman (see Note 16, Subsequent Events). The next payment is due April 1, 2008. As of December 31, 2007, we had accrued approximately $63,000 of interest related to the notes.

We paid the Chicago Investment Group a placement agent fee consisting of (i) $73,500 in cash and (ii) warrants to purchase 19,342 shares of our common stock at an exercise price of $1.90 per share and warrants to purchase 17,584 shares of common stock at an exercise price of $2.09 per share, in connection with the offering of the Junior Secured Convertible Debentures and the related warrants.

The 7,064,688 and 36,926 warrants granted to the investors and placement agent as part of the issuance of the Junior and Senior Convertible Debentures were valued using the Black-Scholes valuation model with the following assumptions: volatility of 107.3 % based on historical volatility analysis, expected term equal to the expiration terms of the warrants, zero expected dividends, and risk free interest rate of 3.35%. We determined that the $1.90 and $2.09 warrants had fair values of $2.40 and $2.38, respectively. We then applied the relative fair value method and computed relative fair values for the investor warrants and determined that the warrant value related to the senior debentures was $8,190,578 (or an average of $1.42 per warrant) and for the junior debentures was $1,922,210 (or an average of $1.49 per warrant). These amounts were recorded as debt discounts and are being amortized as interest expense over the debt term or 3 years. Under the term of the junior and senior debentures, we determined that the beneficial conversion feature (“BCF”) associated with the notes was approximately $3.2 and $12.4 million, respectively, which was recorded as a debt discount and is being amortized as interest expense over the debt term of 3 years.

The placement agent warrant value of $88,247 was recorded as a debt issue cost asset and is being amortized as interest expense over the debt term of 3 years.

The 680,000 shares paid to the senior debenture holder as a commitment fee was initially valued based on the quoted market price of the Company’s common stock on October 31, 2007 loan date ($2.89 per share or $1,965,200) and the relative fair value was estimated at $1,165,762 and was recorded as a debt discount and is being amortized as interest expense over the debt term of 3 years.

The Company shall file a registration statement covering all shares underlying the senior convertible debentures and warrants within 30 days of the closing date and shall have such registration statement declared effective within 180 days of the closing date. If the Company does not meet the above deadlines or does not maintain effectiveness for 30 consecutive days or for 40 aggregate days in any 12-month period then the Company shall pay liquidated damages (in cash or in common stock at the Company’s option, at a price as defined) equal to 1% of the principal balance of the convertible debentures for which the registration statement was required to be filed or declared effective up to a maximum amount of 6% of the debenture principal. In addition, such liquidated damages do not apply to registration rights of warrant shares. Notwithstanding the above, to the extent that the registration of such shares is prohibited under rule 415 of the Securities and Exchange Commission the Company shall be allowed to register only a pro rata portion, as defined in the Registration Rights Agreement, to allow it to comply with the rule.

The junior convertible debentures are also subject to the same registration rights with terms substantially the same as the senior debentures except that the effectiveness deadline is 90 days after the filing of the registration statement.

We were able to timely file a registration statement for common shares underlying the junior secured debenture to the Junior Debentures Holders (such registration statement was filed on November 21, 2007 and was declared effective on February 14, 2008).

Convertible 4.9% Note Payable- YourDailyMedia.com

On December 15, 2006, we acquired certain assets from John Paul Worsnop, including all of the assets and business of YourDailyMedia.com, an internet website that aggregates user-generated content. The purchase price of $1.06 million for the assets and business of YourDailyMedia.com was comprised of a combination of $260,000 in cash and a five-year $800,000 convertible promissory note in favor of John Paul Worsnop and bearing interest at 4.9% and due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a fixed conversion price of $4.29 per share. The Company can force the conversion of the note into its common stock under certain conditions including if the Company trades more than 50,000 shares per day and the trading price of the stock for 5 days is twice the conversion price of the shares or $8.58. To date the Company has not met the conditions to force conversion. As of December 31, 2007, we had accrued approximately $2,000 of interest related to the notes.

8% Notes due July 31, 2007

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

On July 31, 2007, we exercised our right under the Notes to require the holders of 2007 Notes to exchange the 2007 Notes for 8% Notes due June 27, 2008 (“2008 Notes”) in principal amount equal to the principal and accrued interest then outstanding on the 2007 Notes for which they were exchanged. Since we exercised our right, we issued to each holder of the Notes, warrants to purchase a number of shares of the Company’s common stock equal to thirty-five percent (35%) of the principal amount of the 2007 Notes held by such holder that we redeemed. The warrants are exercisable, in the aggregate, to purchase 498,750 shares of our common stock, expire on June 27, 2012, have an exercise price of $1.90 per share and are subject to adjustment as described below.

As we entered into the $28.1 million financing as described above, each holder of 2008 Notes was entitled, subject to the terms of the 2008 Notes, to participate in that offering on the same terms and conditions as the other investors therein, except that, in lieu of paying a cash purchase price in the subsequent offering, such holders had the right to exchange their 2008 Notes for the securities being sold in the subsequent offering. Furthermore, each such note holder that did not elect to participate in the subsequent offering could elect to have the entire principal and accrued interest on such holder’s 2008 Notes repaid. At the various holders’ respective elections, an aggregate of $775,000 of principal and approximately $34,000 of interest converted into the convertible debenture instrument described above. The remaining aggregate principal amount of $650,000 and accrued interest of approximately $25,000 from these notes was repaid in November and December 2007.

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

The 498,750 and 182,250 warrants granted to the investors and placement agent as a result of the exchange of the 2008 Notes for the 2007 Notes were valued using the Black-Scholes valuation model with the following assumptions: volatility of 182.7 % based on historical volatility analysis, expected term equal to the expiration terms of the warrants, zero expected dividends, and risk free interest rate of 4.55%. We determined that the warrants had a fair value of $1.59 or a total of approximately $1.1 million of which $795,450 was recorded as a debt discount and $291,386 was recorded as debt issue cost and both were amortized as interest expense over the debt term.

On October 31, 2007, we converted $775,000 of these notes into the Junior Debentures described above. The remaining amount, or $650,000, plus interest of approximately $25,000, was repaid in November and December 2007.

Conversion of Convertible Notes - Dorks LLC

On January 22, 2007, Zeus converted the entire principal amount of $1,000,000 of its note and the accrued interest of approximately $9,000 into 757,514 shares of our common stock. As was required under the terms of the registration rights agreement between Zeus and the Company, the Company included these shares in the registration statement on Form S-3, filed January 30, 2007 and which was declared effective April 14, 2007.

Conversion of Convertible Notes - FunMansion.com

On March 22, 2007, Aperio notified the Company that it intended to convert its $600,000 note and the accrued interest of approximately $9,000 into common stock on that date. As a result, the Company issued Aperio 98,363 restricted shares of its common stock. The Company intends to include these shares in the registration statement on Form S-3, filed January 30, 2007 and which was declared effective April 14, 2007.

  All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Management determined the embedded conversion features were not derivatives since the debt qualifies as conventional convertible debt and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For certain convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date. For the Senior and Junior debentures, the beneficial conversion value was computed and accounted for as previously discussed.

The following table details the repayments of the debt detailed above over the next five years ending December 31, 2012 and thereafter:

	Year ending December 31,
	2008	2009	2010	2011	2012	2013 and beyond	Total

Short Term Debt	$7,812,269	$—	$—	$—	$—	$—	$7,812,269
Long Term Debt	—	9,374,723	9,374,723	2,362,455	—	—	21,011,901
Total Repayments	$7,812,269	$9,374,723	$9,374,723	$2,362,455	$—	$—	$28,824,170

The total interest expense was $3,305,198 and $78,567 for the years ended December 31, 2007 and 2006, respectively.

Note 7 - Accrued and Other Liabilities

As of December 31, 2007, accrued and other liabilities consist of the following:

Accrued & other liabilities:
Acquisition related payments	$1,637,166
Payroll & benefits	648,002
Reserve for sales returns	206,000
Accrued Interest	353,970
Accrued Commissions & Ad Server Fees	177,301
Accrued Annual License Agreements	100,147
Other	207,548
Total accrued & other liabilities	$3,330,134

Reserve for Sales Returns

The activity in the Reserve for Sales Returns Account during 2007 and 2006 was as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Opening balance - Beginning of Year	$289,000	$200,089
Additions - recorded as a reduction of Sales	95,486	176,000
Deductions	(178,486)	(87,089)
Ending balance — End of Year	$206,000	$289,000

Note 8 - Related Party Transactions

6% Notes

On August 13, 2007, the Company entered into an agreement with its CTO and a member of our board of directors, whereby he agreed to purchase from the Company, from time to time, up to $5 million aggregate principal amount of promissory notes. The notes issued under such agreement bear interest at a rate of 6% and were due on the earlier of a closing of a financing of at least $20 million or January 31, 2008 which was subsequently extended to March 1, 2009. As part of this agreement, he agreed to exchange a minimum of $500,000 of such notes for up to $500,000 of equity securities or securities convertible into equity securities of the Company offered in a subsequent financing of at least $20 million. As of December 31, 2007, the Company has drawn approximately $2.4 million under the line of credit. Our CTO exchanged $900,000 of these notes for $900,000 principal amount of the convertible debentures described in Note 6. As a result of the exchange of the notes for convertible debentures, our CTO was issued on October 31, 2007, 118,421 warrants with an exercise price of $1.90 and 107,656 warrants with an exercise price of $2.09. After certain repayments in 2007, the Company has approximately $1.3 million outstanding under these notes leaving approximately $3.7 million of funds available to draw on at December 31, 2007 and recorded approximately $33,000 of interest expense.

Purchase of Units

As described more fully in Note 12, our CTO, purchased 200,000 units as part of the secondary offering completed in August 2006 on the same terms as all other investors. The shares were subject to customary restrictions and lock-up conditions which expired August 14, 2007.

Conversion of Convertible Notes by Related Party

Starting in December 2003, a member of our board of directors and our CTO (the “Lender”) from time to time made cash advances to the Company which were subsequently converted into notes totaling $3,741,049 to finance the Company’s operations. This amount was documented in four separate promissory notes. The principal and interest on three of those notes was convertible into shares of common stock at different conversion rates. The other note entitled the Lender to receive a warrant to purchase 41,379 shares of common stock with a strike price of $0.54 per share.

Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to the Company and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to the Company. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to the Lender pursuant to these notes.

Pursuant to the terms of the Lender’s convertible notes, in connection with the Reverse Merger (see Note 5), an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of the Company’s common stock. The Company recognized a loss on conversion of $1,093,684.

Convertible 8.0% Promissory Notes - Common Stock

In January and February 2006, the Company received $500,000 in a series of cash advances from a Lender. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, the Lender agreed to convert the notes and all accrued interest at a rate of $7.13 per share which resulted in the issuance of 71,439 shares of the Company’s unregistered common stock. In April 2006, the Company recognized a gain on conversion of $84,941.

All convertible notes were reviewed by management to determine if the embedded conversion rights qualified as derivatives under FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Management determined the embedded conversion features were not derivatives and accordingly each convertible instrument is reflected as one combined instrument in the accompanying financial statements. Management then reviewed whether a beneficial conversion feature and value existed. For convertible notes with fixed conversion terms, there was no beneficial conversion value as the conversion price equaled the fair market value of the underlying capital shares at the debt issuance date. For convertible instruments with a variable conversion price which were issued prior to 2006, due to the contingency of the conversion being linked to a future offering not under control of the creditor, any beneficial conversion amount was deferred to be measured and recorded when the contingency was resolved. In February 2006, the contingency was resolved and all were converted at the time of the recapitalization and therefore there are no variable conversion price notes outstanding at December 31, 2007 and 2006. For the year ended December 31, 2006, the Company recognized a gain on conversion of these variable price convertible notes of $54,491 and a loss for the year ended December 31, 2006 on conversion of these variable price convertible notes of $1,038,743.

Note 9 - Commitments and Contingencies

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition

On December 21, 2007, ,Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against us seeking to enforce the bonus provisions of his employment contract and receive bonus compensation based on the projected value of the eBaums World, Inc. acquisition completed in October 2007 in the amount of approximately $2.6 million plus legal fees (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). We dispute the facts of the case and intend to vigorously defend ourselves. At December 31, 2007, no trial date has been set and discovery has not commenced.

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

The Company maintains a 401(k) retirement plan (“401(k) plan”) for the benefit of employees. The 401(k) plan covers all eligible employees who have attained the age of twenty-one. Total employee and employer contributions are limited to 100% of compensation per participant or $42,000, whichever is less. For the years ended December 31, 2007 and 2006, there were no employer contributions made toward the 401(k) plan. In addition, the Company may be required to buy back certain common shares issued to the sellers of eBaums World, Inc. if certain defaults were to occur (see Note 4).

Commitments:

In November 2007, we entered into an office lease for our principal offices, located in San Francisco, CA, occupying approximately 8,400 square feet of office space. The lease term expires in November 2010. We have an option to extend the lease for three more years at our discretion. As part of the acquisition of eBaumsWorld, Inc. we entered into a lease for approximately 7,500 square feet of office space. The lease term expires in December 2009. We have an option to extend the lease for five more years at our discretion.

As of December 31, 2007, the total future lease payments are as follows:

Year	Amount
2008	$270,000
2009	286,600
2010	254,100
2011	—
Total	$810,700

For the year ended December 31, 2007 and 2006, we recognized $208,242 and $152,245, respectively, as rental expense related to the office lease.

The Company may, as a result of its acquisition of eBaums World, Inc., be required to pay as much as $30 million in earn out payments thru March 2010. Refer to Note 4 where these payments are described in detail.

Note 10 - Employee Benefit Plan

The Company maintains a 401(k) retirement plan (“401(k) plan”) for the benefit of employees. The 401(k) plan covers all eligible employees who have attained the age of twenty-one. Total employee and employer contributions are limited to 100% of compensation per participant or $42,000, whichever is less. For the years ended December 31, 2007 and 2006, there were no employer contributions made toward the 401(k) plan. In addition, the Company may be required to buy back certain common shares issues to the sellers of eBaums World, Inc. if certain defaults were to occur (see Note 4).

Note 11 - Employee Stock Incentive Plans and Options and Warrants

Stock Options

2003 Plan

During 2003, we adopted a stock option plan “The 2003 Stock Option/Stock Issuance Plan” (the “2003 Plan”). The plan was amended by the Board of Directors in November 2005 and approved by the shareholders in February 2006, to increase the number of shares issuable to 2,068,966 from 1,034,482.

The purpose of the 2003 Plan was to further the growth and general prosperity of the Company by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling ZVUE to attract and retain our employees. As a result, our Board of Directors has adopted and our shareholders approved the 2003 Plan to permit ZVUE to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

The 2003 Plan, as amended, provides for the granting of options to purchase up to an aggregate of 2,068,966 common shares to employees, directors and other service providers of ZVUE. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2003 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”) or those that do not qualify as such incentive stock options (“Non-Qualified Incentive Options”).

2007 Plan

During 2007, we adopted a stock option plan “The 2007 Incentive Stock Plan” (the “2007 Plan”). In November 2007, the plan was amended by the Board of Directors and approved by the shareholders to increase the number of shares issuable to 3,500,000 from 2,000,000.

The purpose of the 2007 Plan was to further the growth and general prosperity of the Company by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling ZVUE to attract and retain our employees. As a result, our Board of Directors has adopted and our shareholders approved the 2003 Plan to permit ZVUE to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

The 2007 Plan, as amended, provides for the granting of options to purchase up to an aggregate of 3,500,000 common shares to employees, directors and other service providers of ZVUE. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2007 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”) or those that do not qualify as such incentive stock options (“Non-Qualified Incentive Options”).

The 2003 and 2007 Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant and Non-Qualified Incentive Options may not be granted at a purchase price less than 85% of fair market value on the date of grant (or for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value).

The term of each option, under the 2003 and 2007 plans, which is fixed at the date of grant, may not exceed ten years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years).

Prior to January 1, 2006, options were granted to employees (see tables below) and the intrinsic value of those options granted to employees was computed at the respective grant dates and was being recognized as compensation expense over the respective vesting periods. In February 2006, the Board approved a modification to all outstanding employee stock options to accelerate the vesting such that all unvested options became fully vested at December 31, 2005. Accordingly, all remaining intrinsic value of the options, which had been computed at the respective grant dates, was recognized as of December 31, 2005. There was no additional intrinsic value resulting from the options modification. All grants made after January 1, 2006 were accounted for using the provisions of FAS 123 (R).

Compensation expense for stock option grants was $583,174 and $386,279 in 2007 and 2006, respectively.

All options qualify as equity pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

Option activity under the 2003 Plan is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	1,704,421	$0.48
Granted (weighted average fair value of $1.25)	185,949	3.99
Exercised	—	—
Cancelled	(20,690)	(0.36)
Outstanding, December 31, 2006	1,869,680	$0.60
Granted (weighted average fair value of $2.95)	96,741	3.07
Exercised	(662,282)	0.48
Cancelled	(45,030)	1.88
Outstanding, December 31, 2007	1,259,109	$1.14

Option activity under the 2007 Plan is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	—	$—
Granted (weighted average fair value of $—)	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2006	—	$—
Granted (weighted average fair value of $1.93)	484,000	1.92
Exercised	—	—
Cancelled	(15,000)	1.66
Outstanding, December 31, 2007	469,000	$1.92

Common Stock Options

In January 2007, the Company granted stock options to purchase an aggregate of 65,500 common shares exercisable at $3.24 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $204,587 or $3.12 per option using a Black-Scholes option pricing method with the following assumptions: stock price $3.24, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 5.26%. In the year ended December 31, 2007, based on vesting provisions, the Company expensed approximately $156,000 relating to these option grants.

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

In April 2007, the Company granted stock options to purchase an aggregate of 9,000 common shares exercisable at $2.37 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at $20,561 or $2.28 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.37, expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 5.19%. Year to date, the Company expensed approximately $14,000 relating to these option grants.

In September 2007, the Company granted stock options to purchase an aggregate of 100,000 common shares exercisable at $1.66 per share expiring in 10 years and vesting 25% at 6 months, 50% at 9 months and 25% at 12 months. The options were valued at approximately $161,000 or $1.61 per option using a Black-Scholes option pricing method with the following assumptions: stock price $1.66 expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 3.88%. Year to date, the Company expensed approximately $46,000 relating to these option grants.

Also in September 2007, the Company granted stock options to purchase an aggregate of 255,000 common shares exercisable at $1.66 per share expiring in 10 years which were fully vested at issuance. The options were valued at approximately $241,000 or $1.61 per option using a Black-Scholes option pricing method with the following assumptions: stock price $1.66 expected life of 5 years (using the simplified method under SAB 107), volatility of 183% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 3.88%.

In October 2007, the Company granted stock options to purchase an aggregate of 50,000 common shares exercisable at $2.89 per share expiring in 10 years and vesting 33% at 12 months and then pro-rata monthly over the succeeding two years. The options were valued at approximately $113,000 or $2.28 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.89 expected life of 5 years (using the simplified method under SAB 107), volatility of 107% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 3.13%. Year to date, the Company expensed approximately $6,000 relating to these option grants.

In December 2007, the Company granted stock options to purchase an aggregate of 179,000 common shares exercisable at $2.01 per share expiring in 10 years and vesting 33% at 12 months and then pro-rata monthly over the succeeding two years. The options were valued at approximately $283,000 or $1.58 per option using a Black-Scholes option pricing method with the following assumptions: stock price $2.01 expected life of 5 years (using the simplified method under SAB 107), volatility of 107% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 3.13%. Year to date, the Company expensed approximately $7,000 relating to these option grants.

In the year ended December 31, 2007, the Company also expensed approximately $66,000 relating to option grants that occurred in November 2006.

Warrants

All warrants qualify as equity pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

Compensation and consulting expense for stock warrant grants was $0 and $285,204 in 2007 and 2006, respectively.

Warrants have been granted from time to time in conjunction with employee compensation and consulting arrangements. Warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2005	1,057,624	$0.54
Granted (weighted average fair value of $1.12)	68,965	2.90
Exercised	(393,793)	(0.39)
Expired	(38,314)	(1.31)
Outstanding, December 31, 2006	694,482	$0.82
Granted (weighted average fair value of $1.12)	—	—
Exercised	(413,793)	0.00
Expired	—	—
Outstanding, December 31, 2007	280,689	$1.99

Warrants issued in conjunction with financings are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2005	—	$—
Granted (weighted average fair value of $3.12)	1,342,414	6.12
Exercised	—	—
Expired	(22,414)	(4.35)
Outstanding, December 31, 2006	1,320,000	$6.15
Granted (weighted average fair value of $1.86)	9,698,061	2.26
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2007	11,018,061	$2.73

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of December 31, 2007 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.15-$0.55	1,022,895	7.26	$0.49	$1,231,972	1,022,895	$0.49	$1,231,972
$0.56 - $2.50	483,525	9.56	1.76	28,705	205,525	1.56	26,135
$2.51 - $3.25	118,241	9.43	3.05	—	55,491	3.16	—
$3.26- $6.06	103,448	8.61	6.06	—	103,448	6.06	—
	1,728,109	8.93	$1.35	$1,260,677	1,387,359	$1.65	$1,258,107

On February 8, 2005, the Board of Directors accelerated the vesting of all options granted on or before December 31, 2005. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2007, which was $1.69 per share, and the exercise price of the options.

Warrants Outstanding					Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.37 - $1.00	157,423	1.72	$0.55	$178,705	95,174	$0.56	$107,325
$1.01 - $2.09	7,783,058	4.78	1.98	—	7,783,058	1.98	—
$2.10 - $3.75	2,038,449	2.33	3.43	—	2,038,449	3.43	—
$3.76 - $7.03	1,320,000	3.62	6.15	—	1,320,000	6.15	—
	11,298,750	3.24	$2.71	$178,705	11,236,681	$2.72	$107,325

The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2007, which was $1.69 per share, and the exercise price of the warrants.

Common Stock Warrants

As noted in Note 6 above, as part of the sale of convertible debentures in October 2007, we issued warrants to purchase approximately 3.7 million shares of our common stock at an exercise price of $1.90 per share and warrants to purchase approximately 3.4 million shares of our common stock at an exercise price of $2.09 per share.

As noted in Note 6, as part of the issuance of $1,425,000 of 8% notes due in June 2008, we issued warrants to purchase 681,450 shares of our common stock at an exercise price of $1.90 per share.

As part of a private placement completed in January 2007, we issued warrants to purchase 957,500 shares of our common stock at an exercise price of $3.50 per share and warrants to purchase 957,500 shares of our common stock at an exercise price of $4.00 per share. The $4.00 warrants are redeemable by the Company if the underlying common stock trades above $5.20 for 5 consecutive days; at December 31, 2007 we had not met the conditions to redeem the warrants. Under the terms of the subscription agreement with investors, we were required to file a registration statement by January 31, 2007, which we did, and obtain its effectiveness by March 15, 2007. As we were unable to obtain its effectiveness by March 15, 2007, pursuant to the terms of the $3.50 warrant, its exercise price was reduced by 20% to $2.80 on March 15, 2007. The registration statement was declared effective on April 13, 2007, completing these conditions. Contemporaneously with the registration of the private placement shares, the Company listed warrants on the NASDAQ Capital Market under the ZVUEL and ZVUEZ, respectively.

As part of the secondary financing completed in August 2006, we issued 1.2 million warrants as part of the unit sold in the offering. The warrants are exercisable at an exercise price of $6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days. Contemporaneously with the offering the Company listed its shares and units on the NASDAQ Capital Market under the ZVUEW. Our CTO, as part of the purchase of 200,000 units of the offering also received 200,000 warrants. As part of the compensation to the underwriters, the Company sold 120,000 units for $100 (fair value of $582,000) to the underwriter which was treated as offering costs and offset against additional paid in capital in the accompanying financial statements. Each unit is identical to the units offered to the public except that the warrant included in the unit has an exercise price of $7.06 or 145% of the unit price in the offering.

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

We also issued 11,207 warrants in February 2006 at an exercise price of $2.90 per share and 11,207 warrants at an exercise price of $5.80 per share to an investment banking firm for services rendered. These warrants were valued at $1.62 and $1.15 (using an expected volatility of 82.7% (based on our analysis of comparable companies), an expected term of three years, a risk-free interest rate of 4.66% and a dividend yield of 0%) respectively, for a total value of $30,981 charged to operations. On August 14, 2006 those warrants were cancelled in exchange for $40,625 which represented the intrinsic value of the warrants at the time of cancellation. The amount was recorded as an expense in the year ended December 31, 2006.

In May 2004, we issued a warrant to acquire 403,448 shares of common stock with an exercise price of $0.0001 per share to an entity controlled by our Chairman of the Board, Bill Keating and our former COO, Tim Keating, primarily in connection with their employment as independent contractors to perform management related services. The warrant was subsequently transferred to the individual accounts of Mr. Bill and Tim Keating equally. The warrant, which expired in May 2007, was fully vested upon issuance. The warrants were valued at $526,442 utilizing the APB 25 intrinsic value method and were recognized as compensation expense at the time of issuance since the service period was not defined. In May 2007, the Company issued 403,424 shares of common stock upon the cashless exercise of warrants to purchase an aggregate of 403,448 shares of common stock for $0.0001 per share. Bill Keating, the chairman of our Board of Directors and Tim Keating, our former COO, each cashlessly exercised the warrant for 201,724 shares and received 201,712 shares upon exercise.

Note 12 - Shareholder’s Equity

Increase in Authorized Capital Shares

Pursuant to a contractual obligation contained in the Securities Purchase Agreement between the Company and YA Global, on October 30, 2007, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock to 75 million shares.

Preferred Stock
As a result of the reverse merger (See Note 5) completed on February 10, 2006, which was accounted for as a recapitalization, the outstanding preferred stock of ZVUE Corporation (privately held California entity) have been retroactively converted to common stock for financial accounting purposes and reflected as such on the balance sheet at December 31, 2005.

Since the reverse merger (See Note 8) completed on February 10, 2006, the Company has 1,000,000 shares of preferred shares authorized of which none is outstanding at December 31, 2007.

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

May 2007 sale of common stock to a Related Party

On May 25, 2007, we sold 149,700 shares of our common stock for a purchase price of $1.67 per share to our Chief Technology Officer and a member of the Board, with total proceeds of approximately $250,000. The purchase price per share was equal to the consolidated closing bid price of the Company’s common stock on The NASDAQ Capital Market on the date of the transaction. The sale of the shares was made pursuant to the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares have piggyback registration rights.

Offering of Common Stock - Secondary Financing

On August 14, 2006, the Company sold 1.2 million units (consisting of one common share and one five-year warrant to purchase an additional common share) to investors. The units were sold for $4.85 and as a result the Company received net proceeds of approximately $5.1 million after cash offering costs of approximately $800,000. The warrants are exercisable at an exercise price of $6.06 or 125% of the unit offering price and are redeemable by the Company if the underlying common stock trades above $8.49 or 175% of the unit offering price for 20 consecutive days. Contemporaneously with the offering the Company listed its shares and units on the NASDAQ Capital Market under the ZVUE and ZVUEW symbols, respectively. Our CTO, purchased 200,000 units as part of the secondary offering completed in August 2006 on the same terms as all other investors. The shares are subject to customary restrictions and lock-up conditions.

The underwriters were also granted a 45-day option to purchase an additional 225,000 units to cover over-allotments which they did not exercise. As part of the compensation to the underwriters, the Company sold 120,000 units for $100 (fair value of $582,000) to the underwriter which was treated as offering costs and offset against additional paid in capital in the accompanying financial statements. Each unit is identical to the units offered to the public except that the warrant included in the unit has an exercise price of $7.06 or 145% of the unit price in the offering.

On November 5, 2006, the units separated and began trading as common stock and warrants (ZVUEW) and trading in the units ceased.

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

Common Stock Issued for Services

Employees

During the year ended December 31, 2007, the Company granted 2,736,894 common shares to employees for services. All shares granted are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $4,755,992. Subsequent to their issuance, 206,000 shares were cancelled due to the employees not completing the vesting requirements associated with the grant. The value of the cancelled grants was $379,240. Of the total value of $4,376,752, $1,297,428 has been expensed for the year ended December 31, 2007 and $3,079,324 will be recognized over the future vesting periods.

During 2007, 609,199 shares granted in 2007 or prior years vested and $1,563,523 of value was amortized to expense.

Approximately $3.5 million will be recognized in future periods relating to unvested common stock grants.

During the year ended December 31, 2006, the Company granted 353,818 common shares to employees for services. The 55,903 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.90 per share for a total of $162,120. All shares granted after March 6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $1,791,446. Subsequent to their issuance, 18,275 shares were cancelled due to the employees not completing the vesting requirements associated with the grant. The value of the cancelled grants was $143,788. Of the total value of $1,953,566, $1,059,079 has been expensed for the year ended December 31, 2006 and $750,700 will be recognized over the future vesting periods.

The following summarizes the quantity of employee shares granted, vested, unvested and cancelled as of December 31, 2007:

at December 31, 2007	Total
Vested	776,884
Unvested	2,076,624
Cancelled	237,205
Total Issued	3,090,713

Non-Employees

During the year ended December 31, 2007, the Company granted 328,894 common shares to non-employees for services rendered. All shares granted are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $741,705. Of the total shares value of $741,705, $511,662 has been expensed for the year ended December 31, 2007 and $230,402 will be recognized over the future vesting periods.

During 2007, 221,119 shares granted in 2007 or prior years vested and $526,042 of value was amortized to expense.

Approximately $230,000 will be recognized in future period relating to unvested common stock grants.

During the year ended December 31, 2006, the Company granted 203,227 common shares to non-employees for services rendered. The 159,378 shares granted prior to March 2006 are valued at the contemporaneous private placement price of $2.90 per share for a total of $462,200. The 43,849 shares granted after March 6, 2006 are valued at the quoted trading price of the common stock on the respective grant dates for a total value of $231,660. Subsequent to their issuance, 10,345 shares were cancelled due to the contractor not completing the vesting requirements associated with the grant. The value of the cancelled grants was $72,750. Of the total shares value of $693,860, $606,735 has been expensed for the year ended December 31, 2006 and $14,375 will be recognized over the future vesting periods.

The following summarizes the quantity of non-employee shares granted, vested, unvested and cancelled as of December 31, 2007:

at December 31, 2007	Total
Unvested	117,240
Vested	404,536
Cancelled	10,345
Total Issued	532,121

Common Stock Issued upon Reverse Merger and Recapitalization

In February 2006, 1,620,690 common shares were deemed issued to the original shareholders of Vika pursuant to a reverse merger and recapitalization of the Company (see Note 5).

Common Stock Issued upon Conversion of Convertible Note

In January and March 2007, note holders (refer to Note 6) converted $1,600,000 of principal and $18,065 accrued interest of convertible notes into 855,877 common shares.

In February 2006, the Company issued 1,789,834 common shares upon conversion of convertible notes and accrued interest of a related party aggregating $4,422,760. The Company recognized a net loss on conversion of $1,008,743 (see Note 8).

Common Stock Issued upon Exercise of Stock Options or Warrants

In May 2007, the Company issued 403,424 shares of common stock upon the cashless exercise of warrants to purchase an aggregate of 403,448 shares of common stock for $0.0001 per share. Bill Keating, the chairman of our Board of Directors and Tim Keating, our former COO, each cashlessly exercised a warrant for 201,724 shares and received 201,712 shares upon exercise. The Company also issued 8,279 common shares upon the cashless exercise of warrants to purchase an aggregate of 10,345 shares of common stock for $0.73 per share in the first quarter.

During the year ended December 31, 2007, the Company issued 662,282 shares of common stock upon the exercise of options for approximately $321,000 of cash proceeds

In December 2006, two holders of common stock warrants, who are members of our Board of Directors, exercised an existing warrant to acquire a combined 72,414 shares of our common stock. One Board member paid for the shares in cash and was issued 41,379 shares with net proceeds to the company of approximately $22,000. The other Board member’s exercise was concluded on a “cashless exercise” basis resulting in no cash to the Company. As a result of that exercise, the Company issued 28,224 unrestricted common shares to the holder.

In April 2006, a holder of a common stock warrant exercised an existing warrant to purchase 321,379 shares of our stock. The exercise was concluded on a “cashless exercise” resulting in no cash to the Company. As a result of the exercise, the Company, on April 27, 2006, issued 305,572 unrestricted common shares to the holder.

Common Stock Issued in Business Combinations

During the year ended December 31, 2007, the Company issued 3,709,841 shares of common stock in four business combinations, which shares were valued at a total of approximately $10.2 million (see Note 4).

As noted in Note 6 above, in order to finance the cash portion of the purchase price of the assets of eBaum’s World and to provide working capital, on October 31, 2007, we sold $23,000,000 principal amount of Senior Secured Convertible Debentures to YA Global Investments, L.P. pursuant to a Securities Purchase Agreement, dated August 2, 2007, by and between YA Global Investments and us. In connection with the sale of such Senior Secured Convertible Debenture, we issued YA Global Investments 680,000 shares of our common stock as part of a commitment fee.

Note 13 - Income Taxes

As of December 31, 2007 and 2006, the Company had net operating loss carry forwards of approximately $30.7 million and $18.2 million for federal and state tax purposes , which expire in various amounts through 2027. The Company also had net operating loss carryforwards for its UK subsidiary of approximately $363,000 which do not expire. Realization of the deferred tax assets is dependent upon future income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

The effective tax rate differs from the federal statutory rate for the years ended December 31, 2007 and 2006 as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Statutory Federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.3%)	8.8%
Lower rates in other jurisdictions, net	4.8%	—
Permanent items	(0.7%)	(5.4%)
Change in valuation allowance	(34.8%)	(37.4%)
	0.0%	0.0%

The Company did not have any income tax expense for the years 2007 and 2006.

The tax effects of our temporary differences and carryforwards are as follows at December 31, 2007;

Year ended December 31, 2007
Current deferred tax assets
- Stock compensation	$484,000
- Other	163,000
Total current deferred tax assets	$647,000

Non-current deferred tax assets
- Net operating loss carryforwards	$12,242,000
- Intangibles	1,967,000
Total non-current deferred tax assets	$14,209,000

Total gross deferred tax assets	$14,856,000

Current deferred tax liabilities
- Intangibles and fixed assets - Putfile	$(483,000)
Total current deferred tax liabilities	$(483,000)

Non-current deferred tax liabilities
- Intangibles and NOL -Putfile	$(461,000)
- Beneficial conversion feature on convertible debt	$(5,887,000)
Total non-current deferred tax liabilities	(6,348,000)

Total deferred tax liabilities	$(6,831,000)

Net deferred tax assets before valuation allowance	$8,025,000
Valuation allowance	(8,025,000)
Net deferred tax assets	$-

Changes in the valuation allowance for the years ended December 31, are as follows:

	2007	2006
Opening balance	$8,579,000	$4,017,000
Current year adjustment	(554,000)	4,562,000
Ending balance	$8,025,000	$8,579,000

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

Because of our lack of earnings history and anticipated future losses, the net deferred tax assets have been fully offset by a valuation allowance. The increase/(decrease) in the valuation allowance in 2007 was ($554,000).

We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. We file income tax returns in the U.S., United Kingdom and California. We will be filing in the state of New York starting for the year ended December 31, 2007. The Company’s federal income tax returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California returns for tax years 2003 and beyond remain subject to examination by the Franchise Tax Board. The Company's U.K. returns for tax years 2005 and beyond remain subject to examination by HM Revenue and Customs. In addition, all of the net operating losses that may be used in future years are still subject to adjustment.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.   In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company has not accrued interest or penalties related to uncertain tax positions.

Note 14 - Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants and conversion of convertible debt (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The treasury stock effect of options, warrants and conversion of convertible debt and preferred stock to shares of common stock outstanding at December 31, 2007 and 2006, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. The following table summarizes the weighted average shares outstanding:

	Year ended December 31
	2007	2006
Basic Weighted Average Shares Outstanding	17,308,226	9,788,427

Total Convertible Debt into Common Stock	186,306	1,039,445
Less: Anti Dilutive Common Stock due to loss	(186,306)	(1,039,445)

Total Convertible Debentures into Common Stock	18,490,579	—
Loss: Anti Dilutive Common Stock due to loss	(18,490,579)	(—)

Total Stock Options Outstanding	1,728,109	1,866,680
Less: Anti Dilutive Stock Options due to loss	(1,728,109)	(1,866,680)

Total Warrants Outstanding	11,298,750	2,014,482
Less: Anti Dilutive Warrants due to loss	(11,298,750)	(2,014,482)

Diluted Weighted Average Shares Outstanding	17,308,226	9,788,427

In total, at December 31, 2007 and 2006 there were financial instruments convertible into 31,703,744 and 4,920,607, respectively, common shares, which may potentially dilute future earnings per share.

The computation of 18,490,579 common shares underlying the convertible debentures is based on the lower of the lenders’ fixed conversion price of $1.90 or our optional variable conversion price for purposes of paying the monthly principal and interest payments in common stock. The assumed conversion price used in the above computation was $1.52.

Note 15 - Segment reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Media Distribution segment. Approximately, 98% and 99% of our sales for the years ended December 31, 2007 and 2006, respectively were to customers in the United States of America; the remaining percentage were principally to customers in Europe.

Note 16 - Subsequent Events

Common Stock Issued upon Conversion of Convertible Note

As part of the agreement associated with the sale of the senior and junior convertible debentures described in Note 6, we made our first payment of principal and interest to the senior and junior lenders and issued 1,306,717 and 376,747 common shares which included payments in common stock of 66,505 common shares to our CTO and 146,789 to Eric Bauman. The next payment is due April 1, 2008.

Appointment of two new Directors and the simultaneous resignation of two Directors

Effective March 4, 2008, David Hadley and Geoff Mulligan resigned from the Board of Directors of the Company. Effective simultaneously with the resignations of Messrs. Hadley and Mulligan, the Board appointed Mitchell Koulouris and Allan Grafman as additional directors to fill the vacancies created by the resignations of Messrs. Hadley and Mulligan. The Board has determined that Mr. Koulouris and Mr. Grafman are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). Accordingly, after giving effect to the simultaneous resignations of Messrs. Hadley and Mulligan and the appointments of Messrs. Koulouris and Grafman, the Board remains comprised of a majority of independent directors, in compliance with NASDAQ Marketplace Rule 4350(c)(1). Messrs. Koulouris and Grafman will also join the Nominating, Compensation and Audit committees of the Board. There was no arrangement or understanding pursuant to which either Mr. Koulouris or Mr. Grafman was elected as a director. The Company was not and is not a party to any transaction during the last two years or any proposed transactions in which either Mr. Koulouris or Mr. Grafman had or is to have a direct or indirect material interest. As part of their board service, Messrs. Koulouris and Mr. Grafman were each issued 25,000 fully vested non-qualified stock options with an exercise price of $0.98. The expense associated with these grants will be recognized in the three months ended March 31, 2008.

Warrant and Stock Option Grants

Subsequent to December 31, 2007, the following activity took place related to outstanding warrants

	Number of Warrants	Average Exercise Price

Outstanding, December 31, 2007	11,298,750	$2.71
Granted	—	—
Exercised	—	—
Expired	(13,793)	3.63
Outstanding, March 28, 2008	11,284,957	$2.71

Subsequent to December 31, 2007, the following activity took place related to options granted to two new directors as part of compensation arrangements as well as other exercises and cancellations in the normal course of business.

	Number of Options	Average Exercise Price

Outstanding, December 31, 2007	1,728,109	$1.89
Granted	50,000	0.98
Exercised	229,794	0.37
Expired	(81,063)	(0.37)
Outstanding, March 28, 2008	1,663,606	$1.89

 Other Common Stock Grants for Services

Subsequent to December 31, 2007, the Company granted 20,000 restricted common shares for services to employees valued at the price per share on the day of the grant per share or an aggregate $19,600. The expense will be recognized over the respective service periods.

Item 8- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T)- Controls and Procedures

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective, as of the year ended December 31, 2007, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B- Other Information

None.

PART III

Item 9- Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

NAME	AGE	POSITION
William Keating	51	Chairman of the Board of Directors
Jeffrey Oscodar	49	Director, President & Chief Executive Officer
Carl Page	44	Director and Chief Technical Officer
Thomas Hillman	42	Interim Chief Financial Officer and Assistant Secretary
Dr. Carl Goldfischer	49	Director
Robert Austrian	45	Director
Allan Grafman	54	Director
Mitch Koulouris	47	Director

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

Thomas Hillman, Interim Chief Financial Officer. Mr. Hillman joined us in April 2007 and until his appointment as our interim Chief Financial Officer in December 2007, he was our VP of Finance and Strategy. Before joining ZVUE, Mr. Hillman served as financial advisor to a number of start-up organizations and was a key member of the financial management team of publicly traded Dreyer’s Grand Ice Cream for 13 years, serving as Assistant Treasurer and as well as directing the company’s financial planning and analysis activities. During his tenure, Dreyer’s grew from $380 million to over $2 billion in sales and was ultimately acquired by Nestle in a multi-billion dollar transaction. Prior to Dreyer’s, Mr. Hillman held financial positions with an investment banking firm and Ernst & Young after graduating from Stanford University with a degree in economics.

Dr. Carl Goldscher, Director. Dr. Goldfischer has been a member of our board of directors since August 2006. Dr. Goldfischer has been a Managing Director of Bay City Capital (BCC) since 2001 and serves on its Board of Directors and Executive Committee. Dr. Goldfischer’s background includes extensive public and private investment and transaction work, as well as clinical trial development knowledge. Prior to joining BCC, Dr. Goldfischer was, from 1996 until mid-2000, Chief Financial Officer of ImCloneSystems where he oversaw financial operations and strategic planning. Previously, Dr. Goldfischer was a Research Analyst with the Reliance Insurance Company, helping to establish its portfolio and presence in the health care investment community. Dr. Goldfischer currently serves as a director for Avera Pharmaceuticals, EnteroMedics, Etex Corporation, MAP Pharma-ceuticals, Metabolex, Poniard Pharmaceuticals, Inc., PTC Therapeutics, and Syntonix Pharmaceuticals. Dr. Goldfischer is also a member of the Board of Trustees of Sarah Lawrence College. He received an MD with honors in Scientic Research from Albert Einstein College of Medicine, and a BA from Sarah Lawrence College.

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

Allan Grafman, Director. Mr. Grafman is president of All Media Ventures, a consulting and advisory firm for media companies and private equity investors since 1997. He is also an operating partner of Mercury Capital Partners, a private equity fund investing in media, entertainment and internet ventures since 2005. Previously, he served as president of Archie Comics Entertainment (2003 to 2005), CEO of Modelwire, a digital media company delivering model picture portfolios to advertising agencies (2000-2001). Grafman has also served as Executive Vice President, Chief Financial Officer of Hallmark Entertainment, as vice president at Tribune Entertainment and VP/GM of Capital Cities Cable. Mr. Grafman is currently on the Board of Directors of Majesco Entertainment Co. (NASDAQ: COOL) and serves as its non-executive Chairman. Mr. Grafman received both his Master of International Affairs and his MBA in Finance from Columbia University, where he was designated an International Fellow and Beta Gamma Sigma. He is a graduate of Indiana University in Russian Language and Literature, Phi Beta Kappa.

Mitchell Koulouris, Director. Mr. Koulouris has been a successful entrepreneur in the media and entertainment industries over the last 17 years. He was the founder of and, from March 2006 to August 2007, the President and CEO of Digital Music Group, Inc. (NASDAQ: DMGI), one of the leading distributors and aggregators of digital entertainment assets. Since its inception in February 2004 to February 2006, Mr. Koulouris served in the same capacities for Digital Musicworks International, Incorporated, a digital music distributor and aggregator that was acquired by Digital Music Group, Inc. in February 2006. Prior to that, from January 1992 to December 2003, Mr. Koulouris was Chief Executive Officer and Chairman of the Board of Informant Communications Group, Inc. (ICG), a magazine publisher focused on information technology and software development issues and practices. Mr. Koulouris attended the San Jose State School of Journalism specializing in broadcast journalism (radio and television).

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us, none of our directors, officers or beneficial owners of more than 10% of our common stock failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on  April 7, 2006. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B, constitutes our Code of Ethics for senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics was included as an exhibit to our registration declared effective on August 14, 2006 and is available on our website, www.zvue.com/ir. A printed copy of the Code of Ethics may also be obtained free of charge by writing to the Corporate Secretary at ZVUE Corporation, 612 Howard Street, Suite 600, San Francisco, California 94105.

Board Committees

Audit Committee. We have established an audit committee of the board of directors, comprised of Dr. Carl Goldfischer (Chairman) , Allan Grafman and Mitch Koulouris, each of whom are independent directors as required by the listing requirements for The NASDAQ Stock Market. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Dr. Carl Goldfischer has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-B of the Exchange Act.

Compensation Committee. We have established a compensation committee of the board of directors, comprised Robert Austrian (Chairman), Allan Grafman and Mitch Koulouris. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers.

Nominating Committee. We have established a nominating committee of the board of directors, comprised of Robert Austrian (Chairman) , Allan Grafman and Mitchell Koulouris. The nominating committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies.

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

Name	FiscalYear	Salary($)	Stock Awards($)(1)		Option Awards($)(1)	All Other Compensation($)			Total ($)
Jeff Oscodar	2007	$375,000	$402,500		$—	$	—*		$777,500
President and Chief Executive Officer	2006	290,000	400,000		—		15,000	(2)*	705,000
Tim Keating (3)	2007	$127,500	—		$—		$—	*	$127,500 325,000
Former Chief Operating Officer	2006	165,000	—		—		160,000	(4)*
Thomas Hillman	2007	$110,542	$92,000	(5)	$36,639		$—	*	$239,181
Interim Chief Financial Officer	2006	—	—		—		—		—
William Bush (6)	2007	$330,000	$287,500		$—	$	—*		$617,500
Former Chief Financial Officer	2006	93,409	957,500	(7)	—		156,773	(8)*	1,207,682

* Perquisites and other personal benefits received by each of Messrs. Oscodar, Keating, Hillman and Bush did not exceed $10,000.

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Notes 1 and 12 to our December 31, 2007 financial statements.

(2)	Represents $15,000 of consulting fees.

(3)
Mr. Keating voluntarily resigned his position with the Company effective August 21, 2007. As part of his termination, he is eligible for health benefits for the succeeding eighteen months or until he secures alternate health coverage.

(4)	Represents $160,000 of consulting fees paid to Mr. Keating through the Company’s agreement with Nekei Consulting LLC.

(5)
Represents two grants of restricted common stock valued at $103,020 and $92,000. The grant of 51,000 restricted common shares valued at $103,020 vests over four years. The grant of 40,000 restricted common shares valued at $92,000 vested upon grant.

(6)	Mr. Bush voluntarily resigned his position as Chief Financial Officer and Secretary with the Company effective December 20, 2007.

(7)
Represents two grants of restricted common stock valued at $137,500 and $820,000. The grant of 137,931 restricted common shares valued at $820,000 vests over three years. The grant of 22,919 restricted common shares valued at $137,500 vested upon grant.

(8)	Represents $156,773 of consulting fees.

All compensation including base salary, bonus’s and grants of option and restricted stock are based on market conditions and an estimate of compensation in similar companies as evaluated by the compensation committee.

Employment Arrangements

We have an employment agreement with Jeff Oscodar, our President and Chief Executive Officer, dated as of June 26, 2006. The agreement is for a two-year term, with automatic one-year renewals, unless either party gives 60 days prior notice. Mr. Oscodar is entitled to receive a base salary of $300,000 per year and a bonus, as authorized by our board of directors. He is also provided with medical coverage, vacation time and other benefits that are customary for executive officers in our industry. Mr. Oscodar received, upon approval by the Board of Directors, shares of our common stock valued at $400,000, as a bonus. These shares were subject to a twelve-month lock up which expired June 26, 2007.

Mr. Oscodar’s employment agreement provides that if his employment is terminated by us without cause or by him for good reason, other than after a change of control (as such terms are defined in the agreement), then we are required to pay him a lump-sum severance equal to his base salary and target bonus for the remainder of the term, but in no event less than one-year’s base salary and target bonus, and he is entitled to full vesting of any unvested options or restricted stock. If he is terminated by us without cause or he leaves for good reason within 12 months of a change of control, he would be entitled to a lump sum payment equal to three times his base salary and target bonus and full vesting of any unvested options or restricted stock.

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

Stock Options Granted in the year ended December 31, 2007

During the year ended December 31, 2007, the following grants were made to Named Executive Officers.

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Thomas Hillman Interim Chief Financial officer	4/25/2007 9/1/2007	9,000 10,000	9,000 10,000	$2.37 1.66	4/25/2017 9/1/2017

None of the Named Executive Officers exercised any stock options during the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007.

	Option Awards						Stock Awards
Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Jeff Oscodar Chief Executive Officer & President	11/1/2004 (1 11/3/2005 (1	) )	298,862 346,317	— —	$0.54 0.54	10/31/2014 11/2/2015	—	$—
Thomas Hillman Interim Chief Financial Officer	4/25/2007 (2 9/1/2007 (3	) )	9,000 10,000	9,000 10,000	$2.37 1.66	4/25/2017 9/1/2017	51,000 (4)	$86,190
Tim Keating Former Chief Operating Officer	—		—	—	$—	—	—	$—
William Bush Former Chief Financial Officer	12/15/2005 (5)		23,333	—	$0.54	12/14/2015	68,966 (6)	$116,553

(1) Options vested as follows: 1/3 vest after one year from the grant date, which is the same as the vesting commencement date, and then 1/36 monthly thereafter for an additional two years. In February 2006, the Board approved a modification to all outstanding employee stock options to accelerate the vesting such that all unvested options became fully vested at December 31, 2005.

(2) Options vest as follows: 1/3 cliff vested after one year from the grant date which is the same as the vesting commencement date, and then 1/36 monthly thereafter for an additional two years.

(3) Options vest as follows:
a. 25% vest six months after the grant date which is the vesting commencement date;

b. 50% vest nine months after the grant date which is the vesting commencement date;

c. 25% vest twelve months after the grant date which is the vesting commencement date;

(4) Restricted Common Stock vest as follows:
a. 25% vest after one year from the grant date, which was 4/25/2007, which is the same as the vesting commencement date

b. Thereafter, 12.5% vest on the bi-annual anniversary of the grant date for an additional 3 years

(5) Options were fully vested upon issuance.

(6) Restricted Common Stock vest as follows:
a. 33% vest after one year from the vesting commencement date

b. Thereafter, 16.75% vest on the bi-annual anniversary vesting commencement date for an additional 2 years

All grants of options and restricted stock are based on an evaluation by the compensation committee of market conditions and an estimate of compensation in similar companies. Stock and option grants are made in order to incentivize employees to achieve our business goals and align the interests of the employees with our shareholders.

Stock Option Plan

We have in place two stock option plans - the 2003 Stock Option/Stock Issuance Plan, which we refer to as the ‘‘2003 Plan,’’ and the 2007 Incentive Stock Plan which we refer to as the ‘‘2007 Plan,’’ both of which has been approved by our stockholders. The purpose of the 2003 and 2007 Plans are is to further our growth and general prosperity by enabling our employees, contractors and service providers to acquire our common stock, increasing their personal involvement in us and thereby enabling us to attract and retain our employees.

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

The 2007 Plan, as amended, provides for the granting of options to purchase up to an aggregate of 3,500,000 shares of common stock to our employees, directors and other service providers. Any options that expire prior to exercise will become available for new grants from the ‘‘pool’’ of ungranted options. Options that are granted under the 2007 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code or those that do not qualify as incentive stock options.

Incentive options under the 2003 and 2007 Plan may not be granted at a purchase price less than the fair market value of our common stock on the date of the grant. Non-qualified options may not be granted at a purchase price less than 85% of fair market value on the date of grant, or, for an option granted to a person holding more than 10% of our voting stock, at less than 110% of fair market value.

The 2003 Plan is currently administered by our board of directors, although we expect that, in the future, it will be administered by a compensation committee appointed by our board of directors.

As of March 28, 2008, options to purchase an aggregate of 1,463,429 shares and 1,225,445 shares of restricted stock were outstanding under the 2003 and 2007 Plans.

Compensation of Directors

Effective August 1, 2006, the non-employee members of our board of directors receive

•	$10,000 annual retainer payable in four equal installments

•	$500 for each in person meeting of the board of directors attended

•	$250 for each telephonic meeting of the board of directors attended, and

•	An annual grant of 25,000 stock options, which immediately vest, at an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth director compensation as of December 31, 2007.

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
William Keating	$12,000	—	$40,195	$—	$52,195
Dr. Carl Goldfischer	11,250	—	40,195	—	51,445
Robert Austrian	12,000		89,725	—	101,725
Geoff Mulligan (2)	12,250	—	40,195	—	52,445
David Hadley (2)	12,250	—	40,195	—	52,445

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 12 to our December 31, 2007 consolidated financial statements.

(2)	Messer’s. Mulligan and Hadley voluntarily resigned their board of director and board committee positions effective March 4, 2008.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2008 the beneficial ownership of our common stock by:

•	Each person who is known by ZVUE to own beneficially five percent (5%) or more of our common stock,

•	Each director ,

•	Each executive officer, and

•	All directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (2)
Carl Page	3,656,869 (3)	14.1%
Y.A. Global Investments, L.P.	2,515,650 (4)	9.9%
Eric Bauman	2,065,286 (5)	8.1%
Gordon Robert Page	1,015,863 (6)	4.0%
Jeff Oscodar	898,942 (7)	3.5%
William Bush	338,096 (8)	1.3%
Bill Keating	243,953 (9)	1.0%
Thomas Hillman	113,790 (10)	*
Dr. Carl Goldfischer	42,241 (9)	*
Robert Austrian	42,241 (9)	*
Allan Grafman	25,000 (11)	*
Mitch Koulouris	25,000 (11)	*

All directors and executive officers as a group (9 persons)	5,386,313	20.2%

* less than 1%

(1) Unless otherwise indicated, the business address for each of our directors, executive officers and persons beneficially owning in excess of 5% of our common stock is c/o ZVUE Corporation, 612 Howard Street, Suite 600, San Francisco, California 94105.

(2) Applicable percentages are based on 25,400,610 shares of our common stock outstanding on March 28, 2008. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days after March 28, 2008, are deemed outstanding for computing the percentage of the person holding such options and warrants but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, we believe that each of the stockholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3) Includes 470,905 shares issuable upon exercise of options and warrants to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 28, 2008.

(4) The reporting entity, YA Global Investments, L.P. (“YA Global”) is the owner of 1,986,717 shares of Common Stock and has the following Warrants to purchase common stock which it obtained through a Stock Purchase Agreement dated October 31, 2007; (i) 3,026,316 shares exercisable at $1.90 and (ii) 2,751,196 shares exercisable at $2.09 shares. The number of shares takes into account the 1,986,717 shares of Common Stock and 528,933Warrant Shares. The remaining Warrant shares are not included in the calculation of the amount of outstanding shares owned by YA Global because the Warrants prohibit YA Global from converting any of its Warrants if at the time YA Global is entitled to exercise any Warrant for a number of Warrant Shares in excess of that number of Warrant Shares which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by YA Global and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such exercise.

(5) Based on a Schedule 13G filed by Mr. Bauman with the SEC on November 30, 2007, as amended on February 15, 2008.

(6) Based on a Schedule 13D filed Mr. Gordon Page with the SEC on April 27, 2007, as amended on November 14, 2007.

(7) Includes 708,942 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days after March 28, 2008.

(8) Includes 23,333 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days. Includes 137,931 restricted shares that vest over three years, 22,989 of which are vested or vest within 60 days after March 28, 2008.

(9) Includes 42,241 shares issuable upon exercise of options to purchase shares of common stock that are currently exercisable or will become exercisable within 60 days after March 28, 2008.

(10) Includes 2,970 shares issuable upon exercise of options to purchase shares of our common stock that are currently exercisable or will become exercisable within 60 days.. Includes 51,000 restricted shares that vest over four years, 12,750 of which are vested or vest within 60 days after March 28, 2008.

(11) Includes 25,000 shares issuable upon exercise of options to purchase shares of common stock that are currently exercisable or will become exercisable within 60 days after March 28, 2008.

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

Transactions with our CTO

Starting in December 2003, Carl Page, a member of our board of directors and our Chief Technology Officer (“CTO”), from time to time made cash advances to us which were subsequently converted into notes totaling $3,741,049 to finance our operations. This amount was documented in four separate promissory notes. The principal and interest on three of those notes was convertible into shares of our common stock at different conversion rates. The other note entitled him to receive a warrant, which was exercised in December 2006, to purchase 41,379 shares of our common stock with a strike price of $0.5365 per share and which resulted in us receiving approximately $22,000.

Three of the four notes provided for an interest rate of 8% from the date the advances thereunder were made to us and one note provided for an interest rate of 9.5% from the date the advances thereunder were made to us. As of December 31, 2005, the aggregate principal amount owing on these notes was $3,741,049 and the total accrued interest was $138,399, for a total of $3,879,448 owed to our CTO under these notes.

Pursuant to the terms of the convertible notes, in connection with our reverse merger in February 2006, an aggregate of $3,889,662 of principal and accrued interest on the convertible notes was converted into a total of 1,718,395 shares of our common stock.

In January and February 2006, we received $500,000 in a series of cash advances from our CTO. The advances were, effective April 30, 2006, converted into convertible notes which carry an 8.0% interest rate. Simultaneous with the conversion of the advances into notes, he agreed to convert the notes and all accrued interest at a rate of $7.134 per share which resulted in the issuance of 71,439 shares of our common stock.

Our CTO purchased 200,000 units as part of the secondary offering completed in August 2006 on the same terms as all other investors. The shares were subject to customary restrictions and lock-up conditions which expired August 14, 2007.

On May 25, 2007, we sold 149,700 shares of our common stock for a purchase price of $1.67 per share to our CTO with total proceeds of approximately $250,000. The purchase price was equal to the closing bid price of our common stock on the Nasdaq Capital Market on the date of the transaction. The shares have piggyback registration rights.

On August 13, 2007, we entered into an agreement with our CTO whereby he has agreed to purchase from us, from time to time, up to $5 million aggregate principal amount of promissory notes. The notes bear interest at a rate of 6% and were be due upon the earlier of the closing of a subsequent financing of at least $20 million or January 31, 2008 which was subsequently amended to March 1, 2009. On October 31, 2007, our CTO agreed to exchange $900,000 of such notes for an equivalent amount of the our securities convertible into our equity securities which were included in the financing completed on October 31, 2007. As of December 31, 2007, there was approximately $1.3 million of promissory notes outstanding under the credit facility.

David Hadley Loan Transaction

In December 2003, David Hadley, through the David & Suzanne Hadley Family Trust, a former member of our board of directors, made a loan to us for $15,000 which was repaid in full in May 2006. The note entitled the Trust to receive a warrant, which was exercised on a net basis in December 2006, to purchase 31,034 shares of our common stock with a strike price of $0.5365 per share and which resulted in us issuing 28,224 common shares.

Consulting Services of Nekei, LLC

Nekei, LLC is a California consulting company that is wholly owned by Tim Keating, our former Chief Operating Officer, and Bill Keating, our Chairman of the Board. From August 2004 through January 2006, Nekei provided a variety of consulting services to us, including management, financial and operational services, as part of the agreement. In January 2006, we entered into an agreement with Nekei memorializing the compensation arrangement for all consulting services provided to us by Nekei and/or its affiliates. Nekei’s compensation consists of the following: (1) a warrant to purchase an aggregate of 403,448 shares of our common stock at an exercise price of $.000145 per share, which was issued in May 2004 and was exercised in May 2007; (2) a total of $180,000 paid to Nekei and its affiliates prior to January 26, 2006; and (3) $300,000 which was paid in three equal installments in February, March and April 2006. It is not currently anticipated that Nekei will provide further consulting services to us.

The exercise price of the warrant issued to Nekei in May 2004 was equal to the fair market value of our common stock at the time it was granted.

Director Independence

Our board of directors is comprised of Jeff Oscodar, Bill Keating, Carl Page, Dr. Carl Goldfischer, Robert B. Austrian, Allan Grafman and Mitchell Koulouris. We believe that Robert B. Austrian, Dr. Carl Goldfischer , Allan Grafman and Mitchell Koulouris are “independent directors” as that term is defined by NASDAQ Stock Marketplace Rule 4200(a)(15). We were not a party to any transactions, relationships or arrangements with any of our “independent directors” that would be considered in the determination of such directors independence.

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

Item 13- Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

2.1
Asset Purchase Agreement, dated April 20, 2007, by and between Dorks L.L.C. and Kieran O’Neill (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007)

2.2
Asset Purchase Agreement, dated August 1, 2007, by and among ZVUE Corporation, EBW Acquisition, Inc. and eBaum's World, Inc. (Incorporated herein by reference to Exhibit 2.1 to ZVUE Corporation's Current Report on Form 8-K filed on November 5, 2007).

2.3
Agreement of Merger and Plan of Reorganization, dated as of February 10, 2006, by and among the Company, HHE Acquisition, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

2.4
Membership Interest Purchase Agreement, dated November 13, 2006, by and among Handheld Entertainment, Inc. and Zeus Promotions, LLC and John Kowal (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

2.5
Asset Purchase Agreement, dated December 1, 2006, by and among Handheld Entertainment, Inc., Aperio Technologies, Inc. and Mary Dunne (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

2.6
Asset Purchase Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

2.7
Stock Purchase Agreement, by and among, Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2007)

2.8
Asset Purchase Agreement, dated March 26, 2007, by and between Dorks L.L.C. and Gareth Coote (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2007)

3.1	Certificate of Incorporation of ZVUE Corporation, as amended

3.2	Bylaws of ZVUE Corporation (incorporated herein by reference to Exhibit 3.2 to ZVUE Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2006)

3.3
Certificate of Amendment to Certificate of Incorporation of the Company, changing name to Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

3.4
Certificate of Amendment to Certificate of Incorporation of the Company, effecting a 1.45-for-1 reverse stock split name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006).

3.5	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2006)

10.1	Form of Subscription Agreements (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.2	Form of 8% Notes due July 31, 2007 issued pursuant to the Subscription Agreements (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.3
Form of 8% Notes due June 27, 2008 issuable upon exercise of Handheld’s Exchange Option (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.4	Form Warrant to Purchase Common Stock at $1.90 per Share (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.5
Registration Rights Agreement, dated April 20, 2007, by and between ZVUE Corporation and Kieran O’Neill (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007)

10.6
Consulting Agreement, dated April 20, 2007, by and between ZVUE Corporation and Kieran O’Neill (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2007)

10.7
Subordination Agreement, dated October 31, 2007, by and among ZVUE Corporation, YA Global Investments, L.P. and eBaum’s World, Inc. (Incorporated herein by reference to Exhibit 10.1 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.8
Registration Rights Agreement, dated October 31, 2007, by and between ZVUE Corporation and eBaum’s World, Inc. (Incorporated herein by reference to Exhibit 10.2 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.9
Securities Purchase Agreement, dated August 2, 2007, by and between ZVUE Corporation and YA Global Investments, Inc. (Incorporated herein by reference to Exhibit 10.3 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.10
Form of Senior Secured Convertible Debenture issued to YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.4 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.11
Security Agreement, dated October 31, 2007, by and between ZVUE Corporation and YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.5 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.12	Form of $1.90 Warrant issued to YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.6 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.13	Form of $2.09 Warrant issued to YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.7 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.14
Registration Rights Agreement, dated October 31, 2007, by and between ZVUE Corporation and YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.8 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.15
Additional Securities Purchase Agreement, dated October 31, 2007, by and among ZVUE Corporation and the purchasers signatory thereto (the “ Junior Purchasers”) (Incorporated herein by reference to Exhibit 10.9 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.16
Form of Junior Secured Convertible Debenture issued to the Junior Purchasers (Incorporated herein by reference to Exhibit 10.10 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.17
Security Agreement, dated October 31, 2007, by and among ZVUE Corporation and the Junior Purchasers (Incorporated herein by reference to Exhibit 10.11 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.18	Form of $1.90 Warrant issued to the Junior Purchasers (Incorporated herein by reference to Exhibit 10.12 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.19	Form of $2.09 Warrant issued to the Junior Purchasers (Incorporated herein by reference to Exhibit 10.13 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.20
Registration Rights Agreement, dated October 31, 2007, by and among ZVUE Corporation and the Junior Purchasers (Incorporated herein by reference to Exhibit 10.14 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.21
Secondary Subordination Agreement, dated October 31, 2007, by and among ZVUE Corporation, YA Global Investments, L.P., eBaum’s World, Inc. and the Junior Purchasers (Incorporated herein by reference to Exhibit 10.15 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.22
Handheld Entertainment, Inc. 2003 Stock Option/Stock Issuance Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.23	Form of Private Placement Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.24
Form of Handheld Entertainment, Inc. Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.25
Amended and Restated Security Agreement, dated as of July 31, 2005, by and between Eastech Electronics (Taiwan), Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.26
Amended and Restated Accounts Receivable Financing and Escrow Agreement, dated as of July 31, 2005, by and among Eastech Electronics (Taiwan), Inc., Handheld Entertainment, Inc. and Niesar Curls Bartling LLP (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.27
Employment Agreement, dated as of September 1, 2004, by and between Handheld Entertainment, Inc. and Jeffrey Oscodar (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.28
Agreement, dated as of January 26, 2006, by and between Nekei, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.29	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.30
Independent Consulting Agreement, effective as of February 1, 2006, between Handheld Entertainment, Inc. and The Del Mar Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133215) filed with the SEC on April 11, 2006)

10.31
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and William J. Bush (incorporated herein by reference Exhibit to 10.14 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.32
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and Jeff Oscodar (incorporated herein by reference Exhibit to 10.16 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.33
Settlement Agreement and Mutual Release, dated as of November 6, 2006, by and between Handheld Entertainment, Inc. and Microsoft Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006).

10.34
4.7% Secured Convertible Note, due December 31, 2011 made by Handheld Entertainment, Inc. to Zues Promotions, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.35
Registration Rights Agreement, dated November 13, 2006, by and between Zeus Promotions, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.36
Employment Agreement, dated November 13, 2006, by and between John Kowal and Dorks LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.37
Security Agreement, dated November 13, 2006, by and between Handheld Entertainment, Inc and Zeus Promotions, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.38
4.9% Secured Convertible Promissory Note , due December 31, 2011, made by Handheld Entertainment, Inc. to Aperio Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.39
Registration Rights Agreement, dated December 1, 2006, by and between Aperio Technologies, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.40
4.9% Convertible Note , due December 31, 2011, made by Handheld Entertainment, Inc. to John Paul Worsnop (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

10.41
Registration Rights Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.42	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2007)

10.43	Form of Warrant to Purchase Common Stock at $3.50 per share (Incorporated herein by reference to Exhibit 10.2 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.44	Form of Warrant to Purchase Common Stock at $4.00 per share (Incorporated herein by reference to Exhibit 10.3 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.45	Form of Amendment to the Subscription Agreement and Warrants (Incorporated herein by reference to Exhibit 10.4 to Handheld’s Current Report on Form 8-K, filed on January 30, 2007)

10.46
Registration Rights Agreement, dated February 5, 2007, by and among Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.47
Registration Rights Agreement, dated March 26, 2007, by and between Handheld Entertainment, Inc. and Gareth Coote (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006)

10.48
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

(1) Audit Fees

Salberg & Company P.A., billed us audit fees in the aggregate amounts of $142,000 and $111,000 during 2007 and 2006, respectively. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) Audit-Related Fees

Salberg & Company P.A., billed us audit-related fees in the aggregate amounts of $60,000 and $38,000 during 2007 and 2006, respectively.  These fees relate primarily to the auditors review of our registration statements and related consents, audit of acquired companies or assets and audit related consulting.

(3) Tax Fees

No fees of this sort were billed by Salberg & Company P.A, our principal accountant during 2007 and 2006 and since our inception in 2003.

(4) All Other Fees

No fees of this sort were billed by Salberg & Company P.A. during 2007 and 2006 and since our inception in 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZVUE CORPORATION

Date: March 31, 2008	By:	/s/ Jeffrey Oscodar
Jeffrey Oscodar President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date
/s/ Jeffrey Oscodar Jeffrey Oscodar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008
/s/ Thomas Hillman Thomas Hillman	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008
/s/ William Keating William Keating	Chairman pf the Board of Director	March 31, 2008
/s/ Carl Page Carl Page	Chief Technology Officer and Director	March 31, 2008
/s/ Dr. Carl Goldfischer Dr. Carl Goldfischer	Director	March 31, 2008
/s/ Robert Austrian Robert Austrian	Director	March 31, 2008
/s/ Allan Grafman Allan Grafman	Director	March 31, 2008
/s/ Mitchell Kououris Mitch Koulouris	Director	March 31, 2008

INDEX TO EXHIBITS

2.1
Asset Purchase Agreement, dated April 20, 2007, by and between Dorks L.L.C. and Kieran O’Neill (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007)

2.2
Asset Purchase Agreement, dated August 1, 2007, by and among ZVUE Corporation, EBW Acquisition, Inc. and eBaum's World, Inc. (Incorporated herein by reference to Exhibit 2.1 to ZVUE Corporation's Current Report on Form 8-K filed on November 5, 2007).

2.3
Agreement of Merger and Plan of Reorganization, dated as of February 10, 2006, by and among the Company, HHE Acquisition, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

2.4
Membership Interest Purchase Agreement, dated November 13, 2006, by and among Handheld Entertainment, Inc. and Zeus Promotions, LLC and John Kowal (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

2.5
Asset Purchase Agreement, dated December 1, 2006, by and among Handheld Entertainment, Inc., Aperio Technologies, Inc. and Mary Dunne (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

2.6
Asset Purchase Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

2.7
Stock Purchase Agreement, by and among, Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2007)

2.8
Asset Purchase Agreement, dated March 26, 2007, by and between Dorks L.L.C. and Gareth Coote (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2007)

3.1	Certificate of Incorporation of ZVUE Corporation, as amended

3.2	Bylaws of ZVUE Corporation (incorporated herein by reference to Exhibit 3.2 to ZVUE Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2006)

3.3
Certificate of Amendment to Certificate of Incorporation of the Company, changing name to Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

3.4
Certificate of Amendment to Certificate of Incorporation of the Company, effecting a 1.45-for-1 reverse stock split name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006).

3.5	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2006)

10.1	Form of Subscription Agreements (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.2	Form of 8% Notes due July 31, 2007 issued pursuant to the Subscription Agreements (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.3
Form of 8% Notes due June 27, 2008 issuable upon exercise of Handheld’s Exchange Option (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.4	Form Warrant to Purchase Common Stock at $1.90 per Share (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007)

10.5
Registration Rights Agreement, dated April 20, 2007, by and between ZVUE Corporation and Kieran O’Neill (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007)

10.6
Consulting Agreement, dated April 20, 2007, by and between ZVUE Corporation and Kieran O’Neill (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2007)

10.7
Subordination Agreement, dated October 31, 2007, by and among ZVUE Corporation, YA Global Investments, L.P. and eBaum’s World, Inc. (Incorporated herein by reference to Exhibit 10.1 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.8
Registration Rights Agreement, dated October 31, 2007, by and between ZVUE Corporation and eBaum’s World, Inc. (Incorporated herein by reference to Exhibit 10.2 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.9
Securities Purchase Agreement, dated August 2, 2007, by and between ZVUE Corporation and YA Global Investments, Inc. (Incorporated herein by reference to Exhibit 10.3 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.10
Form of Senior Secured Convertible Debenture issued to YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.4 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.11
Security Agreement, dated October 31, 2007, by and between ZVUE Corporation and YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.5 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.12	Form of $1.90 Warrant issued to YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.6 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.13	Form of $2.09 Warrant issued to YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.7 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.14
Registration Rights Agreement, dated October 31, 2007, by and between ZVUE Corporation and YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 10.8 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.15
Additional Securities Purchase Agreement, dated October 31, 2007, by and among ZVUE Corporation and the purchasers signatory thereto (the “ Junior Purchasers”) (Incorporated herein by reference to Exhibit 10.9 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.16
Form of Junior Secured Convertible Debenture issued to the Junior Purchasers (Incorporated herein by reference to Exhibit 10.10 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.17
Security Agreement, dated October 31, 2007, by and among ZVUE Corporation and the Junior Purchasers (Incorporated herein by reference to Exhibit 10.11 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.18	Form of $1.90 Warrant issued to the Junior Purchasers (Incorporated herein by reference to Exhibit 10.12 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.19	Form of $2.09 Warrant issued to the Junior Purchasers (Incorporated herein by reference to Exhibit 10.13 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.20
Registration Rights Agreement, dated October 31, 2007, by and among ZVUE Corporation and the Junior Purchasers (Incorporated herein by reference to Exhibit 10.14 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.21
Secondary Subordination Agreement, dated October 31, 2007, by and among ZVUE Corporation, YA Global Investments, L.P., eBaum’s World, Inc. and the Junior Purchasers (Incorporated herein by reference to Exhibit 10.15 to ZVUE Corporation’s Current Report on Form 8-K filed on November 5, 2007).

10.22
Handheld Entertainment, Inc. 2003 Stock Option/Stock Issuance Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.23	Form of Private Placement Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.24
Form of Handheld Entertainment, Inc. Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.25
Amended and Restated Security Agreement, dated as of July 31, 2005, by and between Eastech Electronics (Taiwan), Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.26
Amended and Restated Accounts Receivable Financing and Escrow Agreement, dated as of July 31, 2005, by and among Eastech Electronics (Taiwan), Inc., Handheld Entertainment, Inc. and Niesar Curls Bartling LLP (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.27
Employment Agreement, dated as of September 1, 2004, by and between Handheld Entertainment, Inc. and Jeffrey Oscodar (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.28
Agreement, dated as of January 26, 2006, by and between Nekei, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.29	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2006)

10.30
Independent Consulting Agreement, effective as of February 1, 2006, between Handheld Entertainment, Inc. and The Del Mar Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133215) filed with the SEC on April 11, 2006)

10.31
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and William J. Bush (incorporated herein by reference Exhibit to 10.14 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.32
Employment Agreement, dated as of June 26, 2006, between Handheld Entertainment, Inc. and Jeff Oscodar (incorporated herein by reference Exhibit to 10.16 to the Company’s Registration Statement on From SB-2 (File No. 333-133550) filed on June 26, 2006)

10.33
Settlement Agreement and Mutual Release, dated as of November 6, 2006, by and between Handheld Entertainment, Inc. and Microsoft Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2006).

10.34
4.7% Secured Convertible Note, due December 31, 2011 made by Handheld Entertainment, Inc. to Zues Promotions, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.35
Registration Rights Agreement, dated November 13, 2006, by and between Zeus Promotions, LLC and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.36
Employment Agreement, dated November 13, 2006, by and between John Kowal and Dorks LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.37
Security Agreement, dated November 13, 2006, by and between Handheld Entertainment, Inc and Zeus Promotions, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 17, 2006)

10.38
4.9% Secured Convertible Promissory Note , due December 31, 2011, made by Handheld Entertainment, Inc. to Aperio Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.39
Registration Rights Agreement, dated December 1, 2006, by and between Aperio Technologies, Inc. and Handheld Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.40
4.9% Convertible Note , due December 31, 2011, made by Handheld Entertainment, Inc. to John Paul Worsnop (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006)

10.41
Registration Rights Agreement, dated December 18, 2006, by and between Handheld Entertainment, Inc. and John Paul Worsnop (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2006)

10.42	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2007)

10.43	Form of Warrant to Purchase Common Stock at $3.50 per share (Incorporated herein by reference to Exhibit 10.2 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.44	Form of Warrant to Purchase Common Stock at $4.00 per share (Incorporated herein by reference to Exhibit 10.3 to Handheld’s Current Report on Form 8-K, filed on January 18, 2007)

10.45	Form of Amendment to the Subscription Agreement and Warrants (Incorporated herein by reference to Exhibit 10.4 to Handheld’s Current Report on Form 8-K, filed on January 30, 2007)

10.46
Registration Rights Agreement, dated February 5, 2007, by and among Handheld Entertainment, Inc., Gordon Page and Robert Page (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.47
Registration Rights Agreement, dated March 26, 2007, by and between Handheld Entertainment, Inc. and Gareth Coote (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006)

10.48
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