Form 10-Q
period 2008-03-31
ZVUE CORP
filed 2008-05-15
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number 001-32985

ZVUE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	98-0430675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

612 HOWARD STREET, SUITE 600, SAN FRANCISCO, CA	94105
(Address of principal executive offices)	(Zip Code)

(415) 495-6470

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2008, there were 30,269,923 shares of Issuer’s common stock, with $0.0001 par value per share, were outstanding.

ZVUE CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ZVUE Corporation
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$4,614	$4,766
Accounts receivable, net	1,227	3,928
Deferred income taxes, current	489	483
Inventory, net	666	360
Prepaid expenses and other current assets (includes $50 restricted cash)	434	624
Total current assets	7,430	10,161
Fixed assets, net	460	466
Restricted cash	1,520	1,510
Intangible web site assets, net	20,914	23,243
Goodwill	4,409	3,973
Deferred income taxes, non-current	296	461
Other non-current assets	679	659
Total assets	$35,708	$40,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$4,598	$5,432
Accounts payable, related parties	103	83
Line of credit, related party	1,327	1,327
Deferred income tax liability, current	489	483
Junior secured convertible debentures (net of debt discount of $1,505 and $1,304 as of March 31, 2008 & December 31, 2007, respectively)	194	79
Senior secured convertible debenture (net of debt discount of $6,791 and $6,034 as of March 31, 2008 & December 31, 2007, respectively)	876	355
Total current liabilities	7,587	7,759
Long-term convertible note	800	800
Junior secured convertible debentures (net of debt discount of $2,885 and $3,495 as of March 31, 2008 & December 31, 2007, respectively)	372	205
Senior secured convertible debenture (net of debt discount of $13,016 and $15,688 as of March 31, 2008 & December 31, 2007 respectively)	1,679	923
Total long-term debt, net of current portion	2,851	1,928

Deferred income tax liability, non-current	296	461
Total liabilities	10,734	10,148
Commitments and contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 75,000,000 authorized, 22,289,695 issued and outstanding at March 31, 2008 and 20,190,262 issued and outstanding at December 31, 2007	2	2
Additional paid-in capital	73,749	71,541
Accumulated deficit	(48,777)	(41,218)
Total shareholders’ equity	24,974	30,325
Total liabilities and shareholders’ equity	$35,708	$40,473

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues, net
Product sales, net	$21	$315
Advertising	841	75
Total revenue, net	862	390

Cost of revenues
Product sales	1	242
Advertising	194	95
Total cost of revenues	195	337

Gross profit	667	53

Operating expenses
Research and development	188	172
Sales and marketing	826	650
General and administrative (includes share-based compensation of $648 and $395 for the three months ended March 31, 2008 and 2007, respectively)	4,357	2,168
Total operating expenses	5,371	2,990

Operating loss	(4,704)	(2,937)

Non-operating income (expense)
Interest income	37	40
Interest expense	(2,892)	(23)
Total non-operating income (expense)	(2,855)	17
Net loss	$(7,559)	$(2,920)

Net loss per share, basic and diluted	$(0.36)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share	20,709,988	14,453,245

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(7,559)	$(2,920)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,431	702
Debenture debt discount amortization	2,340	-
Bad debt expense	11	2
Write-down of inventory	-	(5)
Non-cash expense related to stock issued for services	175	223
Share-based compensation	473	172
Changes in operating assets and liabilities
Accounts receivable, trade	2,690	442
Accounts receivable from escrow account	-	117
Prepaid expenses and other current assets	200	80
Inventories	(306)	(18)
Accounts payable and accrued liabilities	53	(1,338)
Accounts payable due related parties	20	(1,703)
Net cash provided (used) by operating activities	528	(4,246)

Cash flows from investing activities
Cash paid for acquisitions	(597)	(566)
Change in restricted cash	(10)	-
Purchases of property and equipment	(49)	(118)
Net cash used by investing activities	(656)	(684)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,830
Offering costs	-	(89)
Debt issue costs	(103)	-
Proceeds from exercise of stock options	79	133
Net cash provided (used) by financing activities	(24)	3,874
Net increase (decrease) in cash and cash equivalents	(152)	(1,056)
Cash and cash equivalents at beginning of period	4,766	3,653
Cash and cash equivalents at end of period	$4,614	$2,597

Supplemental cash flow disclosure
Conversion of notes payable to common stock	$-	$1,400
Common stock issued for acquisitions	$-	$6,250
Installment payments due from acquisitions	$417	$830
Common stock issued in lieu of cash payments for principal and interest on debentures	$1,507	-

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

1. The Company, Basis of Presentation and Significant Accounting Policies

The Company:

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

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of December 31, 2007 is derived from and should be read in conjunction with the audited financial statements, which are included in the Company’s Annual Report for the year ended December 31,2007 on Form 10-KSB filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2008 are not necessarily indicative of the expected results for any other interim period or for the year ending December 31, 2008.

Going Concern:

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit at March 31, 2008 of $48,777. Because of past losses, and a history of negative cash flows from operations, the Company’s independent registered public accounting firm for the year ended December 31, 2007 included a paragraph in their report indicating substantial doubt as to the Company’s ability to continue as a going concern.

With our available cash of $4.6 million at March 31, 2008 and $3.7 million available from a financing agreement with a related party and the expected growth in our business, we believe that we have sufficient funds and anticipated future cash flows to continue in operation at least through the end of 2008. While we have invested in our content and product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity, and our assessment of how potential equity investors will view us and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through December 2008. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to. Our business plan is based on our ability to generate future revenues from the sale of advertising on our network of humor-based websites as well as the take advantage of the projected growth of our product business which we expect to be able to market and sell our existing and future products through our established retail channel. However, the time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the allowance on accounts receivable, inventory reserves, the valuation and useful life of acquired web sites, the valuation of goodwill, the fair value of stock-based awards issued, and estimates of allowances for product sales returns. Actual results could differ.

Inventories:

Inventories consist primarily of finished goods, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Inventories were valued at $666 as of March 31, 2008 and $360 as of December 31, 2007.

Foreign Currency:

The accompanying financial statements are presented under accounting principles generally accepted in the United States of America and in U.S. dollars. The functional currency of the Company’s United Kingdom subsidiary, Putfile Limited, is the U.S. dollar. Gains and losses resulting from foreign currency transactions are recognized in operations in the period incurred.

Segment information:

The Company operates in a single segment - Media Distribution.

Fair Value of Financial Instruments:

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

Reclassifications:

Certain amounts in the accompanying 2007 financial statements have been reclassified to conform to the 2008 presentation.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Revenue Recognition:

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

Advertising revenues includes amounts charged to customers for advertisements placed on our web sites and is recognized in the period when the advertisements are placed on our web sites. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve the use of third party advertising agencies where the Company is the primary obligor and has the risks and rewards of ownership are reported at the gross amount of the advertising revenue, with agency commissions and ad serving fees being reported as cost of revenues. For arrangements where the Company sells direct to advertisers or sells through third parties that have significant control over the sales process, the Company recognizes as revenue only the net proceeds it receives.

Concentrations of Credit Risk and Significant Customers and Suppliers:

At March 31, 2008, three customers accounted for 27%, 26% and 17% of gross accounts receivable before the allowance for doubtful accounts. At March 31, 2007, one customer accounted for 54% of gross accounts receivable before the allowance for doubtful accounts.

One advertising customer accounted for 40% of the net revenue for the three months ended March 31, 2008. In the three months ended March 31, 2007, one product customer represented 44% of our revenues. The Company is therefore materially dependent upon certain customers. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on our results.

Our ZVUE 260 was manufactured by one factory in China. Our next model player is to be manufactured by a different factory also in China. Purchases were $295 and $290 for the three months ended March 31, 2008 and 2007, respectively. Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. We have no reason to expect such a disruption but we believe that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated.

In general, no product was sold during the first three months of 2008. During the first three months of 2007, product sales were derived primarily from the sale of one product model, the ZVUE Model 250.

Stock-Based Compensation:

The Company accounts for stock-based compensation expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that all share- based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their grant date fair values and vesting periods.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Recent Accounting Pronouncements:

FASB Statement No. 141(R),"Business Combinations", (“SFAS 141(R)”): In December 2007, the Financial Accounting Standards Board (FASB) issued No. 141R which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”): In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS 159 on January 1, 2008 did not impact our financial position, cash flows, and results of operations.

Statement No. 157, “Fair Value Measurements” (“FASB No. 157”): In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2010.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

2. Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$1,341	$4,031
Less: allowance for doubtful accounts	(114)	(103)
Accounts receivable, net	$1,227	$3,928

The Company recorded bad debt expense of $11 and $2 for the three months ended March 31, 2008 and 2007, respectively

3. Intangible Web Site Assets, net

The Company amortizes its intangible website costs on a straight-line basis over an estimated useful life of three years. Activity related to Intangible asset, websites, net for the three months ended March 31, 2008 and March 31, 2007, is as follows:

	Three Months Ended March 31,
Unaudited	2008	2007
Net amount at beginning of period	$23,243	$3,607
Current period additions	-	7,569
Amortization	(2,329)	(679)
Net amount at end of period	$20,914	$10,497

The additions during the three months ended March 31, 2007 included $7,069 for Putfile.com and $500 for UnOriginal.co.uk

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Trade accounts payable	$2,049	$2,102
Acquisition related payments	1,464	1,637
Payroll and benefits	318	648
Reserve for sales returns	123	206
Accrued interest	161	354
Accrued commissions and ad server fees	294	177
All other	189	308
Accounts payables and accrued liabilities	$4,598	$5,432

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

5. Debt

The following table details our convertible notes as of March 31, 2008:

			Accumulated	Convertible
		Debt	Amortization of	Debt, net of
	Principal	Discount	Debt Discount	Discounts
Convertible 4.9% note payable	$800	$0	$0	$800
Senior secured convertible debenture	22,361	(23,000)	3,193	2,554
Junior secured convertible debentures	4,957	(5,099)	709	567
Total	$28,118	$(28,099)	$3,902	$3,921

Less: current portion

Senior secured convertible debenture	$7,667	$(6,791)		$876
Junior secured convertible debentures	1,699	(1,505)		194
	$9,366	$(8,296)		$1,070

Convertible debt, net of current portion	$18,752			$2,851
Convertible Debentures:

Per the terms of the secured convertible debentures, and as more fully disclosed in Note 6, “Convertible Debt” in our Annual Report on Form 10-KSB filed on March 31, 2008, the Company issued on March 3, 2008, 1,306,717 shares of common stock to the holder of our Senior secured convertible debenture. The issuance of the shares was in lieu of a cash payment due of $639 for principal and $586 for accrued interest. In addition, on March 13, 2008, the holders of our Junior secured convertible debentures received 376,747 shares of our common stock in lieu of a cash payment due of $142 for principal and $140 for accrued interest. Of the 376,747 shares issued, 66,505 were issued to our Chief Technology Officer (CTO).

The results of our operations for the three months ended March 31, 2008 includes $2,340 of amortized debt discount, as well as $47 of debt issue costs.

On April 1, 2008 we subsequently issued to the holder of our Senior secured convertible debenture 1,206,652 shares of our common stock that represented payment of $639 of principal and $133 of accrued interest and on May 1, 2008, we issued an additional 2,454,012 shares of common stock that represented payment of $639 of principal and $134 of accrued interest. In addition, on April 1, 2008 we subsequently issued to the holders of our Junior secured convertible debentures 254,036 shares of our common stock that represented payment of $142 of principal and $20 of accrued interest and on May 1, 2008, we issued an additional 541,524 shares of common stock that represented payment of $142 of principal and $30 of accrued interest.

As of March 31, 2008, the Company has $1,520 of restricted cash from the sale of senior secured convertible debentures that is being held in escrow until certain covenants are met. The covenants principally relate to the amount of this debt outstanding and in general stipulate that once the debt is reduced to $11.5 million or less, the restricted funds are to be released for general corporate use.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Convertible Note:

On December 15, 2006, we issued an $800 convertible note to John Paul Worsnop for the purchase of YourDailyMedia.com at a rate of 4.9% that is due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a conversion price of $4.29. The Company can force the conversion of the note into common stock under certain conditions including if the Company trades more than 50,000 shares of common stock per day and the trading price of the stock for five days is twice the conversion price of the shares. As of March 31, 2008, we have not met the conditions to force a conversion. As of March 31, 2008, $11 of interest is due on the note.

6% Related Party Promissory Notes:

On August 13, 2007, the Company entered into an agreement with its CTO and a member of its board of directors, in which the CTO agreed to purchase from the Company, from time to time, up to $5 million aggregate principal amount of promissory notes at a 6% interest rate. As of March 31, 2008, $1,327 is outstanding and $3,673 is available under the agreement. Amounts borrowed under the agreement are due by March 1, 2009. As of March 31, 2008, $52 of interest is due under this agreement.

The following table details the repayments of the debt detailed through the year ending December 31, 2011:

	Year ending December 31,
	Remaining 2008	2009	2010	2011	Total
Related party notes		1,327			1,327
Other term debt				800	800
Senior convertible debentures	5,750	7,667	8,944		22,361
Junior convertible debentures	1,275	1,700	1,983		4,958
	7,025	10,694	10,927	800	29,446

Total interest expense was $2,892 and $23 for the three months ended March 31, 2008 and 2007, respectively.

6. Commitments and Contingencies

Legal Matters:
On December 21, 2007, Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against us seeking to enforce the bonus provisions of his employment contract and receive bonus compensation based on the projected value of the eBaum’s World, Inc. acquisition completed in October 2007 in the amount of approximately $2.6 million plus legal fees (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). The Company disputes the facts of the case and intends to vigorously defend itself. At March 31, 2008, no trial date has been set and discovery has not commenced.

Other Contingencies:
The Company has several non-cancelable operating lease agreements primarily for office space to host some of its servers in New York. Future minimum payments under the non-cancelable operating leases are as follows:
Operating
Leases
Remaining fiscal year 2008	$223
Fiscal year 2009	298
Fiscal year 2010	260
$781

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

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

The Company may, as a result of its acquisition of eBaum’s World, Inc., be required to pay as much as $29.2 million in earn out payments through March 2010. In addition, the Company may be required to buy back certain common shares issued to the Sellers of eBaum’s World, Inc. if certain defaults were to occur.

7. Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period. Basic and diluted loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(7,559)	$(2,920)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	20,709,988	14,453,245

Basic and diluted net loss per share	$(0.36)	$(0.20)

Antidilutive securities including options, warrants, and convertible debt not included in net loss per share calculation
Convertible debt	186,306	186,306
Convertible debentures	32,638,061	-
Stock options outstanding	1,463,428	1,785,708
Warrants outstanding	11,284,963	3,919,137
Total antidilutive securities	45,572,758	5,891,151

The computation of 32,638,061 common shares underlying the convertible debentures is based on the lower of the lenders’ fixed conversion price of $1.90 or our optional variable conversion price for purposes of paying the monthly principal and interest payments in common stock. The assumed conversion price used in the above computation was $0.837.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

8. Shareholders’ Equity

Preferred Stock:
The Company has authorized 1,000,000 shares of preferred stock at a par value of $0.0001. No shares are issued and outstanding as of March 31, 2008.

Common Stock:

The Company has authorized 75,000,000 shares of common stock at a par value of $0.0001. As of March 31, 2008, the Company had 22,289,695 shares issued and outstanding. As of December 31, 2007, the Company had 20,190,262 shares issued and outstanding.

During the three months ended March 31, 2008, we issued 1,306,717 shares of common stock to our senior secured convertible debenture in lieu of cash payment of principal and interest. In addition, we issued 376,747 shares of common stock to the holders of our junior secured convertible debentures in lieu of cash payment of principal and interest. For further details, refer to Note 5. “Debt.”

Common Stock Grants - Employees:

During the three months ended March 31, 2008, the Company granted 20,000 shares of common stock to two employees for services. The shares granted, which immediately vested, were valued at the quoted trading price of the common stock on the respective grant dates for a total value of $20. Subsequent to their issuance, 10,776 shares were cancelled due to the employees not completing the vesting requirements associated with the grant. The value of the cancelled grants was $22.

During the three months ended March 31, 2008, grants totaling 47,862 shares that were issued during the current and prior periods vested. The total expense charged to operations during the three months ended March 31, 2008 related to current and prior grants was $350. Based on currently issued stock grants, approximately $3.5 million is anticipated to be charged to operations in future periods related to stock grants made to employees.

Common Stock Grants - Non Employees:

During the three months ended March 31, 2008, the Company granted 115,371 shares of common stock to a non-employee for services. The shares granted, which immediately vested, were valued at the quoted trading price of the common stock on the respective grant dates for a total value of $150. Subsequent to their issuance, 14,400 shares were cancelled due to another non-employee not completing the vesting requirement associated with the grant. The value of the cancelled grant was $29.

During the three months ended March 31, 2008, grants totaling 134,007 shares that were issued during the current and prior periods vested. The total expense charged to operations during the three months ended March 31, 2008 related to current and prior grants was $175. Based on currently issued stock grants, approximately $205 is anticipated to be charged to operations in future periods related to stock grants made to non-employees.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Stock Option Plans:

The Company has adopted certain equity incentive plans as described in Note 11, "Employee Stock Incentive Plans and Options and Warrants," of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following table summarizes activity under our stock option plans for the three months ended March 31, 2008:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of December 31, 2007	1,728,109	$1.35
Options granted under all plans	50,000	$1.01
Exercised	(229,794)	$0.34
Cancelled	(84,887)	$1.13
Outstanding as of March 31, 2008	1,463,428	$1.51	$685

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	1.97%	5.26%
Expected term (in years)	5	5
Expected volatility	108%	183%
Dividend yield	0%	0%

The expected term of the options of five years is based on utilizing the simplified method under SAB 107. The expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the expected term of the stock options. The Company has not paid dividends in the past.

Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the three months ended March 31, 2008 and March 31, 2007 was $122 and $105, respectively. As of March 31, 2008, the aggregate stock compensation remaining to be amortized to expenses was $357. The Company expects this stock compensation balance to be amortized as follows: $144 during the remainder of 2008; $113 during 2009; and $100 during 2010. The expected amortization reflects only outstanding stock awards as of March 31, 2008.

The weighted average fair value per share of the stock option awards in the three months ended March 31, 2008 and 2007 was $0.77 and $3.12, respectively. During the three months ended March 31, 2008, the Company received proceeds of $79 from the exercise of options for 229,794 shares of common stock with exercise prices ranging from $0.145 to $0.537 per share. The intrinsic value of all the options exercised was $96.

As of March 31, 2008, the Company has remaining approximately 1,988,000 shares authorized to be issued under the 2003 and 2007 plans.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Warrants:

The following reflects activity related to our warrants:

		Average
	Number of	Exercise
	Warrants	Price
Outstanding at December 31, 2007	11,298,750	$2.71
Granted
Exercised
Expired	(13,793)	$3.63
Outstanding at March 31, 2008	11,284,957	$2.71

9. Subsequent Events

In addition to shares issued subsequent to March 31, 2008 to the holders of the Company’s debentures as more fully disclosed in Note 5, the Company issued restricted stock grants to a non-employee for services totaling 185,342 shares of common stock that were valued at $100.

See note 5 for additional common stock grants issued subsequent to March 31, 2008 related to payments under secured convertible debentures.

ITEM 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Corporate History

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

On October 31, 2007, we acquired eBaumsWorld.com. We believe that eBaumsWorld.com has become one of the world’s most significant online publishers of humor related content, and as one of the pioneers in the field of user generated content, has a strong following among its community of users and contributors. Press reports attesting to its success include articles in Men’s Journal, Wired Magazine and Maxim Magazine and the Howard Stern Radio Show. The site has also been nominated for the nationally televised VH1 Internet Comedy award, awarded the #1 spot in FHM Magazine’s “Top 100 Ultimate Websites Guide” and recognized as one of the 10 funniest sites on the web by PC World magazine. EbaumsWorld.com was recently ranked No. 5 based on market share of visits among all US websites in the Hitwise Entertainment-Humor industry segment.

In addition to our on-line media business, our ZVUE Products group sources, bundles and sells portable media devices which are sold in mass market distribution under our ZVUE brand. We manufacture products that are value priced and focus on price points at or below $99 per unit with the bulk of our units selling at retail prices below $50 per unit. We source our products through select OEM manufacturers, bundle them with top-tier content from our content providers and sell them through established retail distribution channels, creating a scalable and relatively low-risk model for our product business. We believe that this product business, together with the professional and user-generated content available online on the ZVUE Network, gives us an established and diversified platform from which we may continue to grow and capture new opportunities.

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

Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from “digital rights management” protected commercial content to our user-generated content from our network of web sites.

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

Revenue Recognition

Product Sales

Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. Our revenue is primarily derived from sales of personal media players to retailers. We record the associated revenue at the time of the sale net of estimated returns.

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

Stock Based Awards

The Company accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award.

Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $0.1 million for both periods. As of March 31, 2008, the aggregate stock compensation remaining to be amortized to expenses was $0.3 million. The Company expects this stock compensation balance to be amortized as follows: $0.1 million during the remainder of 2008; $0.1 million during 2009; and $0.1 million during 2010. The expected amortization reflects only outstanding stock awards as of March 31, 2008. In addition, we recognized $0.5 million and $0.3 million of share based expense from the current and past issuance of restricted stock to employees and non-employees for the three months ended March 31, 2008 and 2007, respectively. The Company expects to continue to issue share-based awards to our employees and non-employees in future periods.

The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when the Company hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

The following table set forth selected data for each of the periods indicated and is in thousands. All data is unaudited.

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenues, net
Product sales, net	$21	2%	$315	81%	(294)	-93%
Advertising	841	98%	75	19%	766	1021%
Total revenue, net	862	100%	390	100%	472	121%

Cost of revenues
Product sales	1	0%	242	62%	241	100%
Advertising	194	23%	95	24%	(99)	-104%
Total cost of revenues	195	23%	337	86%	142	42%

Gross profit	667	77%	53	14%	614	1158%

Operating expenses
Research and development	188	22%	172	44%	(16)	-9%
Sales and marketing	826	96%	650	167%	(176)	-27%
General and administrative	4,357	505%	2,168	556%	(2,189)	-101%
Total operating expenses	5,371	623%	2,990	767%	(2,381)	-80%

Operating loss	(4,704)	-546%	(2,937)	-753%	(1,767)	-60%

Non-operating income (expense)
Interest income	37	4%	40	10%	(3)	-8%
Interest expense	(2,892)	-335%	(23)	-6%	(2,869)	12474%
Total non-operating income (expense)	(2,855)	-331%	17	4%	(2,872)	-16894%

Net loss	$(7,559)	-877%	$(2,920)	-749%	(4,639)	-159%

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Revenues increased from $390,000 for the three months ended March 31, 2007 to $862,000 for the three months ended March 31, 2008. The 121% increase represented advertising revenues increasing from $75,000 to $841,000, while product revenues dropped from $315,000 to essentially none during the current period as no personal media players (PMP) were sold due to the change in our hardware model to an Original Equipment Manufacturer (OEM) distribution model whereby we source, bundle and sell portable media device units into retail distribution with promotional themes. The next scheduled OEM shipment is in late May 2008 when our new ZVUE Spirit PMP will become available in Wal Mart’s retail stores. Wal Mart is our single largest customer for our PMPs, the loss of which would have a material adverse effect on our future results. The increase in advertising revenues was primarily driven by ads on our recently acquired eBaumsworld.com web site.

Cost of Revenues

Cost of revenues decreased from $337,000 for the three months ended March 31, 2007 to $195,000 for the three months ended March 31, 2008. The cost of revenues for our product sales were essentially none during the current period as no PMPs were sold, compared to $242,000 last year. The cost of revenues related to advertising of $194,000 this year were primarily commissions on ad sales. Our soon to be released ZVUE Spirit is primarily being sourced from a single factory in Asia.

Research and Development

Research and development expenses were comparable at $188,000 for the three months ended March 31, 2008 and $172,000 for the three months ended March 31, 2007. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors.

Sales and Marketing

Sales and marketing expenses increased from $650,000 for the three months ended March 31, 2007 to $826,000 for the three months ended March 31, 2008. The increase primarily reflects an increase for commissions, consultants and additional web site related hosting expenses. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and customer acquisition related costs.

General and Administrative

General and administrative expenses increased to $4,357,000 for the three months ended March 31, 2008 from $2,168,000 for the three months ended March 31, 2007. These amounts include non-cash charges related to web site cost amortization and stock-based compensation totaling $2,978,000 and $1,074,000 for three months ended March 31, 2008 and 2007, respectively. Excluding these non-cash charges, the Company incurred general and administrative expenses of $1,379,000 and $1,094,000 for the three months ended March 31, 2008 and 2007, respectively. The cash related increase of $285,000 is primarily attributable to expenses to manage our eBaumsworld.com web site that we purchased in October 2007. Our general and administrative cash related expenses consist primarily of salaries and benefits for employees, fees to our professional advisors, rent and other general operating costs.

Interest Expense

Interest expense increased from essentially none during the three months ended March 31, 2007 to $2,892,000 for the three months ended March 31, 2008. The interest expense during the current period includes $2,340,000 of non-cash amortization of debt discount associated with the issuance of convertible debentures in October 2007. During the three months ended March 31, 2008, no cash payments for interest were made.

Liquidity and Capital Resources

At March 31, 2008, we had a cash balance of $4,614,000 excluding $1,570,000 of restricted cash.

Net cash provided by operations was $528,000 for the three months ended March 31, 2008 compared to $4,246,000 net cash used by operations for the three months ended March 31, 2007. The net cash provided by operations for the three months ended March 31, 2008 was used to fund the net loss of $7,559,000, offset by $5,430,000 of non-cash charges and a $2,690,000 reduction in accounts receivable. The reduction in our receivables was primarily attributable to an approximate $2,400,000 payment from Wal-Mart. The net cash used in operations for the three months ended March 31, 2007 was to fund the net loss of $2,920,000 and a net change in assets and liabilities of $2,417,000, offset by non-cash charges of $1,092,000.

Net cash used by investing activities was comparable at $656,000 for the three months ended March 31, 2008 and $684,000 for the three months ended March 31, 2007. Both periods include approximately $600,000 associated with the purchase of the Putfile.com web site on February 5, 2007.

Net cash provided by financing activities was essentially none for the three months ended March 31, 2008 compared to $3,874,000 for the three months ended March 31, 2007. The net cash provided by financing activities during the current period included $79,000 received from the exercise of stock options, offset by $103,000 of costs associated with the 2007 issuance of convertible debentures. The net cash provided by financing activities during the three months ended March 31, 2007 included $3,830,000 from the January 2007 private placement of common stock, offset by $89,000 of offering costs. In addition, the Company received $133,000 from the exercise of stock options.

With our available cash of $4,614,000 at March 31, 2008 and $3,673,000 available from a financing agreement with a related party and the expected growth in our business, we believe that we have sufficient funds and anticipated future cash flows to continue in operation at least through the end of 2008. While we have invested in our content and product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity, and our assessment of how potential equity investors will view us and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through December 2008. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

Our business plan is based on our ability to generate future revenues from the sale of advertising on our network of humor-based websites as well as to take advantage of the projected growth of our product business which we expect to be able to market and sell our existing and future products through our established retail channel. However, the time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

Recent Accounting Pronouncements

FASB Statement No. 141(R),"Business Combinations", (“SFAS 141(R)”): In December 2007, the Financial Accounting Standards Board (FASB) issued No. 141R which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”): In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS 159 on January 1, 2008 did not impact our financial position, cash flows, and results of operations.

Statement No. 157, “Fair Value Measurements” (“FASB No. 157”): In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2010.

ITEM 4 - Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective, as of the period ended March 31, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

Not applicable

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3 – Defaults upon Senior Securities

Not applicable
ITEM 4 – Submission of Matters to a Vote of Securities Holders

Not applicable

ITEM 5 – Other Information

Not applicable

ITEM 6 – Exhibits

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

ZVUE CORPORATION

By: /s/ Jeff Oscodar
Jeff Oscodar
Director, Chief Executive Officer & President (Principal Executive Officer)

By: /s/ Thomas Hillman
Thomas Hillman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2008

INDEX TO EXHIBITS:

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002