Form 10-Q
period 2008-06-30
ZVUE CORP
filed 2008-08-14
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number 001-32985

ZVUE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	98-0430675
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

612 HOWARD STREET, SUITE 600, SAN FRANCISCO, CA	94105
(Address of principal executive offices)	(Zip Code)

(415) 495-6470
(Registrant’s telephone number, including area code)
________________________________________________________
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 13, 2008, there were 36,770,979 shares of Issuer’s common stock, par value $0.0001 per share, outstanding.

ZVUE CORPORATION
Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months and six months
ended June 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months and six months
ended June 30, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations	18

ITEM 4T: Controls and Procedures	26

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	27

ITEM 6: Exhibits	27

Signatures	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZVUE Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,023	$4,766
Accounts receivable, net	2,135	3,928
Deferred income taxes, current	481	483
Inventory, net	887	360
Prepaid expenses and other current assets	476	624
Total current assets	5,002	10,161
Fixed assets, net	383	466
Restricted cash	1,528	1,510
Intangible web site assets, net	18,585	23,243
Goodwill	4,423	3,973
Deferred income taxes, non-current	149	461
Other non-current assets	595	659
Total assets	$30,665	$40,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$3,715	$5,432
Accounts payable, related parties	124	83
Line of credit, related party	1,327	1,327
Deferred income tax liability, current	481	483
Junior secured convertible debentures (net of debt discount of $1,482
and $1,304 as of June 30, 2008 & December 31, 2007, respectively)	217	79
Senior secured convertible debenture (net of debt discount of $6,759
and $6,034 as of June 30, 2008 & December 31, 2007, respectively)	992	355
Total current liabilities	6,856	7,759
Long-term convertible note	800	800
Junior secured convertible debentures (net of debt discount of $2,484
and $3,495 as of June 30, 2008 & December 31, 2007, respectively)	348	205
Senior secured convertible debenture (net of debt discount of $11,130
and $15,688 as of June 30, 2008 & December 31, 2007 respectively)	1,648	923
Total long-term debt, net of current portion	2,796	1,928

Deferred income tax liability, non-current	149	461
Total liabilities	9,801	10,148
Commitments and contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 75,000,000 authorized,
31,013,656 issued and outstanding at June 30, 2008 and
20,190,262 issued and outstanding at December 31, 2007	3	2
Additional paid-in capital	77,758	71,541
Accumulated deficit	(56,897)	(41,218)
Total shareholders’ equity	20,864	30,325
Total liabilities and shareholders’ equity	$30,665	$40,473

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues, net
Product sales, net	$861	$249	$882	$564
Advertising	876	70	1,717	145
Total revenue, net	1,737	319	2,599	709

Cost of revenues
Product sales	1,199	283	1,200	525
Advertising	255	89	449	184
Total cost of revenues	1,454	372	1,649	709

Gross profit (loss)	283	(53)	950	-

Operating expenses
Research and development	121	168	309	340
Sales and marketing	908	803	1,734	1,453
General and administrative (1)	2,152	1,099	4,179	2,588
Amortization of intangible website costs	2,329	989	4,659	1,668
Total operating expenses	5,510	3,059	10,881	6,049

Operating loss	(5,227)	(3,112)	(9,931)	(6,049)

Non-operating income (expense)
Interest income	13	20	50	60
Interest expense	(2,906)	(19)	(5,798)	(42)
Total non-operating income (expense)	(2,893)	1	(5,748)	18

Net loss	$(8,120)	$(3,111)	$(15,679)	$(6,031)

Net loss per share, basic and diluted	$(0.30)	$(0.18)	$(0.65)	$(0.38)

Weighted average shares used in computing
basic and diluted net loss per share	27,234,375	16,869,770	23,981,586	15,809,275

(1) Includes stock-based compensation as follows:
General and administrative	529	188	1,179	583

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,679)	$(6,031)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,909	1,743
Debenture debt discount amortization	4,681	-
Bad debt expense	64	(9)
Write-down of inventory	453	(5)
Non-cash expense related to stock issued for services	394	277
Share-based compensation	785	306
Changes in operating assets and liabilities
Accounts receivable, trade	1,729	222
Accounts receivable from escrow account	-	90
Prepaid expenses and other current assets	153	73
Inventories	(980)	(8)
Accounts payable and accrued liabilities	470	(2,882)
Accounts payable due related parties	41	33
Net cash used by operating activities	(2,980)	(6,191)

Cash flows from investing activities:
Cash paid for acquisitions	(450)	(933)
Change in restricted cash	32	-
Deferred acquisition costs	(239)	(481)
Purchases of property and equipment	(67)	(130)
Net cash used by investing activities	(724)	(1,544)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,080
Offering costs	-	(89)
Short-term borrowing	-	1,425
Debt issue costs	(118)	(82)
Proceeds from exercise of stock options	79	158
Net cash provided (used) by financing activities	(39)	5,492
Net decrease in cash and cash equivalents	(3,743)	(2,243)
Cash and cash equivalents at beginning of period	4,766	3,653
Cash and cash equivalents at end of period	$1,023	$1,410

Supplemental cash flow disclosure:
Conversion of notes payable to common stock	$-	$1,618
Common stock issued for acquisitions	$-	$6,900
Installment payments due from acquisitions	$417	$975
Common stock issued in lieu of cash payments for principal and interest on debentures	$4,111	-

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

On October 31, 2007, we changed our name to “ZVUE Corporation” from “Handheld Entertainment, Inc.”

Basis of Presentation:

These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments and other adjustments as necessary to present fairly the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of December 31, 2007 is derived from and should be read in conjunction with the audited financial statements, which are included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-KSB filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the expected results for any other interim period or for the year ending December 31, 2008.

Going Concern:

These unaudited consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit at June 30, 2008 of $56,897. Because of past losses, and a history of negative cash flows from operations, the Company’s independent registered public accounting firm for the year ended December 31, 2007 included a paragraph in their report indicating substantial doubt as to the Company’s ability to continue as a going concern.

With our cash on hand, recent cost savings measures, projected future cash flows including management of working capital, purchase order financing including an agreement with a related party finalized in July 2008, and importantly assuming were are able to service our convertible debt obligations which will likely require us to modify or extend the current standstill agreement on our convertible debt obligations, we believe that we have sufficient funds and anticipated future cash flows to continue in operation at least through the end of 2008 On July 1, 2008, the Company modified its senior secured debt with a short-term standstill agreement that expires September 30, 2008. The Company will seek further revisions to its senior secured debt or extensions of the standstill agreement with its senior secured lender to avoid potential default under its senior secured notes and other obligations. There can be no assurance we will be able to make the necessary payments on such current obligations when due or succeed in getting further modifications or extensions of the standstill agreement. The Company may need to issue additional equity or debt securities. The issuance of equity securities would likely be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Principles of Consolidation:

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Inventories:

Inventories consist primarily of finished goods and goods in transit, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Inventories were valued at $887 as of June 30, 2008 and $360 as of December 31, 2007.

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

Revenue Recognition:

Product Sales:

Revenue from product sales is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been shipped, the sale price is fixed and determinable, and collection of the resulting account is reasonably assured. The Company records the associated revenue at the time of the sale net of estimated returns. In addition, the Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and (EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Advertising Revenue:

Advertising revenue includes amounts charged to customers for advertisements placed on our web sites and is recognized in the period when the advertisements are placed on our web sites. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve the use of third party advertising agencies where the Company is the primary obligor and has the risks and rewards of ownership are reported at the gross amount of the advertising revenue, with agency commissions and ad serving fees being reported as cost of revenues. For arrangements where the Company sells direct to advertisers or sells through third parties that have significant control over the sales process, the Company recognizes as revenue only the net proceeds it receives.

Concentrations of Credit Risk and Significant Customers and Suppliers:

At June 30, 2008, three customers accounted for 47%, 24% and 10% of gross accounts receivable before the allowance for doubtful accounts. At June 30, 2007, one customer accounted for 82% of gross accounts receivable before the allowance for doubtful accounts.

For the six months ended June 30, 2008, two customers accounted for 32% and 27% of net revenues. For the six months ended June 30, 2007, one customer accounted for 61% of net revenues. The Company is therefore materially dependent upon certain customers. Due to the nature of our business and the relative size of the contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on our results.

The Company currently outsources the manufacturing of its products to two factories in China. Purchases from these factories during the six months ended June 30, 2008 amounted to $871. Any disruption of the manufacturing process as a result of political, economic, foreign exchange or other reasons could be disruptive to our operations. The Company has no reason to expect such a disruption but believes that, if necessary, production could be reestablished in other territories in a reasonable period of time at reasonable terms. This is, however, a forward-looking statement that involves significant risks and uncertainties. It is possible that relocation of production, if it were to become necessary, would take longer and be more expensive than anticipated.

Stock-Based Compensation:

The Company accounts for stock-based compensation expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their grant date fair values and vesting periods.

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

SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”): In December 2007, the FASB issued SFAS No. 160, this Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interest in our subsidiaries and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

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

Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”): In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2010.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

2. Accounts Receivable

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Accounts receivable	$2,217	$4,031
Less: allowance for doubtful accounts	(82)	(103)
Accounts receivable, net	$2,135	$3,928

The Company recorded bad debt expense of $64 for the six months ended June 30, 2008 and $9 for the six months ended June 30, 2007.

3. Intangible Web Site Assets, net

The Company amortizes its intangible website costs on a straight-line basis over an estimated useful life of three years, recapped as follows:

	June 30,	December 31,
	2008	2007
	(unaudited)
Intangible assets	$27,942	$27,942
Accumulated amortization	(9,357)	(4,699)
Intangible assets, net	$18,585	$23,243

Amortization for the six months ended June 30, 2008 and 2007 was $4,658 and $1,668. Additions during the six months ended June 30, 2007 included the acquisition of Putfile, Ltd. ($7,072), HolyLemon.com ($900) and UnOriginal.co.uk ($502).

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Trade accounts payable	$849	$979
Factories and content providers	1,968	1,238
Payroll and benefits	164	679
Acquisition related accruals	94	1,637
Reserve for sales returns	88	206
Accrued interest	299	321
Accrued commissions and ad server fees	-	177
All other	253	195
Accounts payables and accrued liabilities	$3,715	$5,432

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

5. Debt

The following table details our convertible notes as of June 30, 2008:

			Accumulated
			Amortization of	Convertible
		Debt	Debt	Debt, net of
	Principal	Discount	Discount	Discounts
Convertible 4.9% note payable	$800	$0	$0	$800
Senior secured convertible debenture	20,529	(23,000)	5,111	2,640
Junior secured convertible debentures	4,532	(5,099)	1,132	565
Total	$25,861	$(28,099)	$6,243	$4,005

Less: current portion

Senior secured convertible debenture	$7,751	$(6,759)		$992
Junior secured convertible debentures	1,699	(1,482)		217
	$9,450	$(8,241)		$1,209

Convertible debt, net of current portion	$16,411			$2,796

Convertible Debentures:

Per the terms of the senior secured convertible debenture, and as more fully disclosed in Note 6, “Convertible Debt” of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company issued to the holder of our senior secured convertible debenture, 4,968,381 shares for scheduled installment payments through May 1, 2008. For the installment due June 2, 2008, the senior secured convertible debenture holder requested of the Company to only issue 2,453,193 shares instead of the aggregate total due on that day of 3,441,872. The aggregate issuance of the shares was in lieu of cash payments of $2,471 for principal and $853 for accrued interest. The shares withheld represented $85 for principal and $139 for interest which was repaid as described below.

Subsequent to June 30, 2008, the Company entered into a standstill agreement with its senior secured convertible debenture holder and released $1,500 of cash then held in a restricted escrow account. In consideration of such payment, the security holder agreed to defer monthly installment payments that were scheduled for July, August and September 2008 until the security's maturity. The Company’s $1,500 payment under the standstill agreement will be applied to the payment of accrued interest of $257, payment of $113 of the outstanding principal and payment of a $113 redemption premium. The security holder also agreed that during the standstill period, neither it nor its affiliates will sell shares of the Company’s common stock (1) at prices less than $0.30 per share, or (2) in excess of 18% of the aggregate daily trading volume of the common stock, at prices of between $0.30 and $0.50. The agreement provides no limitation on sales of common stock at prices of greater than $0.50 per share. Should the security holder breach the trading limitations, then the trading restriction and payment deferral would be extended for an additional period of one or more months, depending on the extent of such breach. In addition, the senior secured convertible debenture holder agreed to: (1) increase the limit for separate asset-based financing related to the Company’s product business to $2.5 million from $0.5 million and (2) consent to the sale of no less than $2.0 million of certain assets or businesses of the Company to occur no later than September 30, 2008.

During the six months ended June 30, 2008, the holders of our junior secured convertible debentures received a total 1,935,284 shares of our common stock in lieu of a cash payment due of $567 for principal and $220 for accrued interest. Of the 1,935,284 shares issued, 341,621 were issued to our Chief Technology Officer (CTO) and board member. In addition, in July 2008 the Company subsequently issued to the holders of our Junior secured convertible debentures 1,113,303 shares of our common stock that represented payment of $142 of principal and $27 of accrued interest and in August 2008, the Company issued an additional 1,201,012 shares of common stock that represented payment of $142 of principal and $28 of accrued interest. Of these shares, our CTO received 196,521 shares in July 2008 and 212,001 in August 2008.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

The results of our operations for the six months ended June 30, 2008 includes as a component of interest expense, non-cash charges related to amortized debt discount of $4,682 and $101 of debt issue costs.

Convertible Note:

On December 15, 2006, the Company issued an $800 convertible note to John Paul Worsnop for the purchase of YourDailyMedia.com at a rate of 4.9% that is due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a conversion price of $4.29. The Company can force the conversion of the note into common stock under certain conditions including if the Company trades more than 50,000 shares of common stock per day and the trading price of the stock for five days is twice the conversion price of the shares. As of June 30, 2008, the conditions to force a conversion have not been met. As of June 30, 2008, $21 of interest is due on the note.

6% Related Party Promissory Notes:

On August 13, 2007, the Company entered into an agreement with its CTO and a member of its board of directors, in which the CTO agreed to purchase from the Company, from time to time, up to $5 million aggregate principal amount of promissory notes at a 6% interest rate. As of June 30, 2008, $1,327 is outstanding and $72 of interest is due under this agreement. Amounts borrowed under the agreement are due by March 1, 2009.

The following table details the repayments of the debt detailed through the year ending December 31, 2011:

	Year ending December 31,
	Remaining 2008	2009	2010	2011	Total
Related party notes		1,327			1,327
Other term debt				800	800
Senior convertible debentures	3,918	7,667	8,944		20,529
Junior convertible debentures	850	1,700	1,982		4,532
	4,768	10,694	10,926	800	27,188

Total interest expense was $2,906 and $19 for the three months ended June 30, 2008 and 2007, respectively, and was $5,798 and $42 for the six months ended June 30, 2008 and 2007, respectively.

6. Commitments and Contingencies

Legal Matters:

On December 21, 2007, Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against the Company seeking to enforce the bonus provisions of his employment contract and receive bonus compensation of approximately $2.6 million plus legal fees based on the projected value of the eBaum’s World, Inc. acquisition completed in October 2007 (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). The Company disputes the facts of the case and intends to vigorously defend itself. On April 28, 2008 the Company issued 303,398 shares of restricted stock to Edward John Kowal that represented what management believes is the earned bonus compensation of $875 pursuant to the employment agreement that was accrued for at the time of the eBaum’s World, Inc. acquisition. In addition, no reserve has been established as an amount of loss, if any, cannot be reasonably estimated at this time and management believes it is not probable that the plaintiff will prevail. A trial date of March 2, 2009 has been set.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Other Contingencies:

The Company has several non-cancelable operating lease agreements primarily for office space and to host some of its servers in New York. Future minimum payments under the non-cancelable operating leases are as follows:

Operating
Leases
Remaining fiscal year 2008	$170
Fiscal year 2009	379
Fiscal year 2010	260
$809

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

The Company may, as a result of its acquisition of eBaum’s World, Inc., as amended on July 20, 2008, be required to pay as much as $33,717 in earn outs through December 31, 2012. In addition, the Company may be required to buy back certain common shares issued to the sellers of eBaum’s World, Inc. if certain defaults were to occur.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

7. Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period. Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	(8,120)	(3,111)	(15,679)	(6,031)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	27,234,375	16,869,770	23,981,586	15,809,275

Basic and diluted net loss per share	(0.30)	(0.18)	(0.65)	(0.38)

Antidilutive securities including options, warrants, and convertible debt not included in net loss per share calculation
Convertible debt	186,306	186,306	186,306	186,306
Convertible debentures	163,798,833	-	163,798,833	-
Stock options outstanding	1,430,612	1,608,234	1,430,612	1,608,234
Warrants outstanding	11,384,963	3,515,689	11,384,963	3,515,689
	176,800,714	5,310,229	176,800,714	5,310,229

The computation of 163,798,833 common shares underlying the convertible debentures is based on the lower of the lenders’ fixed conversion price of $1.90 or our optional variable conversion price for purposes of paying the monthly principal and interest payments in common stock. The assumed conversion price used in the above computation was $0.153.

8. Shareholders’ Equity

Preferred Stock:

The Company has authorized 1,000,000 shares of preferred stock at a par value of $0.0001 per share. No shares are issued and outstanding as of June 30, 2008.

Common Stock:

The Company has authorized 75,000,000 shares of common stock at a par value of $0.0001 per share. As of June 30, 2008, the Company had 31,013,656 shares issued and outstanding. As of December 31, 2007, the Company had 20,190,262 shares issued and outstanding.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Common Stock Issued as Payment of Debt

During the six months ended June 30, 2008, we issued a total of 7,420,574 shares of common stock to our senior secured convertible debenture in lieu of cash payment of principal and interest. In addition, we issued a total of 1,935,284 shares of common stock to the holders of our junior secured convertible debentures in lieu of cash payment of principal and interest. For further details, refer to Note 5. “Debt.”

Common Stock Grants - Employees:

During the six months ended June 30, 2008, the Company granted 379,398 shares of common stock to five employees for services. The shares granted (except 303,398), which immediately vested, were valued at the quoted trading price of the common stock on the respective grant dates, or $37. The 303,398 share grant was issued in conjunction with an employment agreement and related to the acquisition of eBaums World, Inc. in 2007, and was valued at $875 (see Note 6). Subsequent to their issuance, 150,090 shares were cancelled due to the employees not completing the vesting requirements associated with the grant.

During the six months ended June 30, 2008, grants totaling 433,862 shares that were issued during the current and prior periods vested. The total expense charged to operations during the six months ended June 30, 2008 related to current and prior grants was $633. In addition, the grant for 303,398 was applied against a previously established reserve. Based on currently issued stock grants, approximately $2.9 million is anticipated to be charged to operations in future periods related to stock grants made to employees.

Common Stock Grants - Non Employees:

During the six months ended June 30, 2008, the Company granted 755,168 shares of common stock to non-employees for services. The shares granted were valued at the quoted trading price of the common stock on the respective grant dates for a total value of $383. Subsequent to their issuance, 14,400 shares were cancelled due to another non-employee not completing the vesting requirement associated with the grant.

During the six months ended June 30, 2008, grants totaling 599,414 shares that were issued during the current and prior periods vested. The total expense charged to operations during the six months ended June 30, 2008 related to current and prior grants was $375. Based on currently issued stock grants, approximately $209 is anticipated to be charged to operations in future periods related to stock grants made to non-employees.

Stock Option Plans:

The Company has adopted certain equity incentive plans as described in Note 11, "Employee Stock Incentive Plans and Options and Warrants," of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following table summarizes activity under our stock option plans for the six months ended June 30, 2008:

		Weighted
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Balance as of December 31, 2007	1,728,109	$1.35
Options granted under all plans	220,000	$0.43
Exercised	(229,794)	$0.34
Cancelled	(237,704)	$2.29
Outstanding as of June 30, 2008	1,480,611	$1.22	$0

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	2008	2007	2008	2007
Risk-free interest rates	2.78%	5.19%	1.97% - 2.78%	5.19% - 5.26%
Expected term (in years)	3	5	3 - 5	5
Expected volatility	99%	183%	99% - 108%	183%
Dividend yield	0%	0%	0%	0%

The expected term of the options granted up to March 31, 2008 of five years was based on utilizing the simplified method under SAB 107. The expected term of options granted after March 31, 2008 of three years is based on expectations of future employee behavior. The expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the expected term of the stock options. The Company has not paid dividends in the past.

Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the three months ended June 30, 2008 and June 30, 2007 was $27 and $71, respectively. Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the six months ended June 30, 2008 and June 30, 2007 was $152 and $176, respectively. As of June 30, 2008, the aggregate stock compensation remaining to be amortized to expenses was $210. The Company expects this stock compensation balance to be amortized as follows: $55 during the remainder of 2008; $82 during 2009; $71 during 2010 and $2 during 2011. The expected amortization reflects only outstanding stock awards as of June 30, 2008.

The weighted average fair value per share of the stock option awards in the six months ended June 30, 2008 and 2007 was $0.30 and $2.96, respectively. During the six months ended June 30, 2008, the Company received proceeds of $79 from the exercise of options for 229,794 shares of common stock with exercise prices ranging from $0.145 to $0.537 per share. The intrinsic value of all the options exercised was $96.

As of June 30, 2008, the Company has remaining approximately 1,410,000 shares authorized to be issued under the 2003 and 2007 plans.

Warrants:

The following reflects activity related to our warrants:

		Average
	Number of	Exercise
	Warrants	Price
Outstanding at December 31, 2007	11,298,750	$2.71
Granted	100,000	$0.31
Exercised	-	-
Expired	(13,793)	$3.63
Outstanding at June 30, 2008	11,384,957	$2.69

The warrants to acquire 100,000 shares of common stock were issued in conjunction with consulting agreements and were valued based on an exercise price of $0.31 per share, a risk free interest rate of 2.78%, a three year life, and a volatility of 98.53%.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

9. Subsequent Events

In addition to shares issued subsequent to June 30, 2008 to the holders of the Company’s debentures as more fully disclosed in Note 5, the Company issued restricted stock grants to employees totaling 228,986 shares of common stock that were valued at $39 and to a non-employee for services totaling 294,118 shares of common stock that were valued at $50.

See also Note 6 regarding release of restricted cash.

On July 15, 2008, the Company completed a $1.0 million secured financing for its hardware business. The financing allows for the Company to draw up to $1.0 million to finance purchase order commitments associated with the sale of MP3 and Video MP3 players with mass market retailers. The Company’s CTO, who is also a director and the beneficial owner of more than 10% of the Company’s common stock, is the lender. The financing carries a prime plus seven percent interest rate and matures on September 30, 2008. As part of the financing the Company also issued to its CTO 350,000 fully vested warrants with an exercise price of $0.17 per share.

On July 22, 2008, the Company amended its asset purchase agreement with Eric’s Universe, and certain other agreements related to the purchase of EbaumsWorld, Inc.  Under the amended agreements, the parties primarily agreed to: (1) change the performance earn out whereby potential cash earn-outs of up to $1.67 million in cash upon completion of projects have been replaced by payments of a total of $0.4 million in cash over five months and a potential payments of $1.01 million in cash or stock upon attainment of business and financial targets, and (2) change the Financial Earnout  - whereby potential earn out payments of up to $27.5 million in cash and stock based primarily on website traffic metrics for ebaumsworld.com through 2009 have been replaced to potential earn out payments of up to $32.7 million in cash and stock based on growing cash flows of the all the managed websites over certain levels for the years ended 2012.

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

On October 31, 2007, we changed our name to “ZVUE Corporation” from “Handheld Entertainment, Inc.”

Overview

Our mission is to provide 18-35 year olds with digital entertainment both online and offline. The ZVUE Popsauce Network of websites provides our demographic with compelling online entertainment, such as commercial and user generated video, games, images and other forms of online entertainment. Our ZVUE Popsauce Network group works with content partners to bundle consumer electronics products with desirable content and then sell them in retail distribution. Our library of video content comes to us from both our network of user-generated video sites, which house many hundreds of thousands of videos that are created by users, and our commercial content providers who have contracted with us to provide us with commercially produced videos. We have acquired eBaumsWorld.com, PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk and we have built ZVUE.com, our commercial web site. Our commercial content is supplied by many commercial content providers, including Sony BMG Music Entertainment, Warner Music Group, Showtime, International Marketing Group, National Lampoon, Comedy Time, Canadian Broadcasting Corporation and others. Our business model is to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to our websites by selling pre & post roll, video overlay, skyscraper and banner ads.

In addition to our on-line media business, our ZVUE Products group sources, bundles and sells portable media devices which are sold in mass market distribution under our ZVUE brand. We manufacture products that are value priced and focus on price points below $99 per unit with the bulk of our units selling at retail prices below $50 per unit. We source our products through select OEM manufacturers, bundle them with top-tier content from our content providers and sell them through established retail distribution channels, creating a scalable and relatively low-risk model for our product business. We believe that this product business, together with the professional and user-generated content available online on the ZVUE Network, gives us an established and diversified platform from which we may continue to grow and capture new opportunities.

During the six months ended June 30, 2008, we launched our ZVUE Spirit player, a patriotic-themed mp3 player pre-loaded with classic, popular patriotic-themed songs from leading popular artists. The ZVUE Spirit was the first in a series of planned value-based handheld players featuring the latest in product design pre-packaged with compelling special-themed digital content from leading content providers. Subsequent to June 30, 2008, the Spirit player was followed by our Journey, preloaded with their new album “Revelation” that reached the retail market place in July 2008. The Journey player is to be followed by our Elvis player, an MP4 video player with video clips of Elvis Presley and the Solonge player, preloaded with her album “Sol-Angel & the Haldley Street Dreams.” These players are slated to hit the retail market in August 2008 and are being sourced entirely through OEM manufacturing relationships while being designed and marketed by the ZVUE Products team.

Our ZVUE devices have been designed to be compatible with virtually all formats of content ranging from “digital rights management” protected commercial content to our user-generated content from our network of web sites.

Critical Accounting Policies and Estimates:

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

Goodwill and Intangibles

We account for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We conduct the annual review during the fourth quarter of the calendar year unless we become aware of a triggering event which would cause us to perform the analysis at an earlier date.

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

Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the three months ended June 30, 2008 and 2007 was $27,000 and $71,000, respectively, and was $152,000 and $176,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the aggregate stock compensation remaining to be amortized to expenses was $210,000. The Company expects this stock compensation balance to be amortized as follows: $55,000 during the remainder of 2008; $82,000 during 2009; $71,000 during 2010, and $2,000 during 2011. The expected amortization reflects only outstanding stock awards as of June 30, 2008. In addition, we recognized $483,000 and $117,000 of share based expense from the current and past issuance of restricted stock to employees and non-employees for the three months ended June 30, 2008 and 2007, respectively, and $1,008,000 and $407,000 for the six months ended June 30, 2008 and 2007, respectively. The Company expects to continue to issue share-based awards to our employees and non-employees in future periods.

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

The following tables set forth selected data for each of the periods indicated and is in thousands. All data is unaudited.

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenues, net
Product sales, net	$861	50%	$249	78%	$612	246%
Advertising	876	50%	70	22%	806	1,151%
Total revenue, net	1,737	100%	319	100%	1,418	445%

Cost of revenues
Product sales	1,199	69%	283	89%	(916)	-324%
Advertising	255	15%	89	28%	(166)	-187%
Total cost of revenues	1,454	84%	372	117%	(1,082)	-291%

Gross profit (loss)	283	16%	(53)	-17%	336	-634%

Operating expenses
Research and development	121	7%	168	53%	47	28%
Sales and marketing	908	52%	803	252%	(105)	-13%
General and administrative	2,152	124%	1,099	345%	(1,053)	-96%
Amortization of intangible website costs	2,329	134%	989	310%	(1,340)	-135%
Total operating expenses	5,510	317%	3,059	959%	(2,451)	-80%

Operating loss	(5,227)	-301%	(3,112)	-976%	(2,115)	-68%

Non-operating income (expense)
Interest income	13	1%	20	6%	(7)	-35%
Interest expense	(2,906)	-167%	(19)	-6%	(2,887)	n/a
Total non-operating income (expense)	(2,893)	-166%	1	0%	(2,894)	n/a

Net loss	$(8,120)	-467%	$(3,111)	-975%	$(5,009)	-161%

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenues, net
Product sales, net	$882	34%	$564	80%	$318	56%
Advertising	1,717	66%	145	20%	1,572	1084%
Total revenue, net	2,599	100%	709	100%	1,890	267%

Cost of revenues
Product sales	1,200	46%	525	74%	(675)	-129%
Advertising	449	17%	184	26%	(265)	-144%
Total cost of revenues	1,649	63%	709	100%	(940)	-133%

Gross profit	950	37%	-	0%	950	n/a

Operating expenses
Research and development	309	12%	340	48%	31	9%
Sales and marketing	1,734	67%	1,453	205%	(281)	-19%
General and administrative	4,179	161%	2,588	365%	(1,591)	-61%
Amortization of intangible website costs	4,659	179%	1,668	235%	(2,991)	-179%
Total operating expenses	10,881	419%	6,049	853%	(4,832)	-80%

Operating loss	(9,931)	-382%	(6,049)	-853%	(3,882)	-64%

Non-operating income (expense)
Interest income	50	2%	60	8%	(10)	-17%
Interest expense	(5,798)	-223%	(42)	-6%	(5,756)	n/a
Total non-operating income (expense)	(5,748)	-221%	18	2%	(5,766)	n/a

Net loss	$(15,679)	-603%	$(6,031)	-851%	$(9,648)	-160%

Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Revenues

Total net revenue increased from $0.3 million for the three months ended June 30, 2007 to $1.7 million for the three months ended June 30, 2008. In addition net revenue increased from $0.7 million for the six months ended June 30, 2007 to $2.6 million for the six months ended June 30, 2008.

Net revenue from product sales increased from $0.2 million for the three months ended June 30, 2007 to approximately $0.8 million for the three months ended June 30, 2008. Revenue for both the three and six month periods ended June 30, 2008 was primarily driven by the sale of approximately 39,000 Spirit players to Wal-Mart and 1,000 players to other customers, offset by $0.1 million of return allowances. Revenue for the six months ended June 30, 2007 was primarily from the sale of our Model 250 also to Wal-Mart of $0.8 million, offset by return allowances of $0.2 million. Wal-Mart therefore represents our single most important customer, the loss of which would have a material adverse effect on future results.

Advertising revenues increased from $0.1 million for the three months ended June 30, 2007 to $0.9 million for the three months ended June 30, 2008 and increased from $0.1 million for the six months ended June 30, 2007 to $1.7 million for the six months ended June 30, 2008. The increase in revenue was primarily derived from advertisements served on our eBaumsworld.com web site that was acquired in October 2007.

Cost of Revenues

Cost of revenues increased from a total of $0.4 million for the three months ended June 30, 2007 to $1.5 million for the three months ended June 30, 2008 and from $0.7 million for the six months ended June 30, 2007 to $1.6 million for the six months ended June 30, 2008.

Cost of revenues associated with product sales increased from $0.3 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008 and from $0.5 million for the six months ended June 30, 2007 to $1.2 million for the six months ended June 30, 2008. The increase in cost of revenues reflects the sale of a total of approximately 41,200 players during the current year. Of these players, approximately 40,000 were comprised of our Zvue Spirit player. The results of the three and six months ended June 30, 2008 reflect an inventory write-down of $0.4 million for prior players produced. All of the Spirit players were manufactured for us by a single factory in China. Production scheduled for delivery in the U.S. during our quarter ending September 30, 2008 will also include this factory plus one other of an approximate 59,800 players. The Company is therefore dependent on two factories to produce its players. The cost of revenue for the prior year period was all related to the sale of our Model 250 player that was manufactured by a single factory in China. The Company no longer sources its manufacturing to this factory.

Cost of revenue associated with advertising increased from $89,000 for the three months ended June 30, 2007 to $255,000 for the three months ended June 30, 2008 and from $184,000 for the six months ended June 30, 2007 to $449,000 for the six months ended June 30, 2008. The increase between years reflects commissions earned by our contract sales agent.

Research and Development

Research and development expenses were comparable at $121,000 for the three months ended June 30, 2008 and $168,000 for the three months ended June 30, 2007. These costs were also comparable for the six months ended June 30, 2008 of $309,000 and $340,000 for the six months ended June 30, 2007.

Sales and Marketing

Sales and marketing expenses, which include marketing and sales efforts, as well as all efforts related to our content business, increased from $803,000 for the three months ended June 30, 2007 to $908,000 for the three months ended June 30, 2008 and increased from $1,453,000 for the six months ended June 30, 2007 to $1,734,000 for the six months ended June 30, 2008. The increase between periods is primarily attributable to an increase in costs to maintain and promote the websites acquired during 2007.

General and Administrative

General and administrative costs, which consist primarily of salaries and benefits for employees, professional advisor fees, rent, web hosting fees, and other general operating expenses, increased from $1,099,000 for the three months ended June 30, 2007 to $2,152,000 for the three months ended June 30, 2008 and from $2,588,000 for the six months ended June 30, 2007 to $4,179,000 for the six months ended June 30, 2008. The increase for the six months ended June 30, 2007 compared to the six months ended June 30, 2008 reflect cash related expenses of $525,000 related to managing our eBaumsworld.com web site that was purchased in October 2007. In addition, non-cash expenses attributable to share-based compensation increased from $583,000 for the six months ended June 30, 2007 to $1,179,000 for the six months ended June 30, 2008.

Amortization of Intangible Website Cost

Amortization of non-cash intangible website costs increased from $989,000 for the three months ended June 30, 2007 to $2,329,000 for the three months ended June 30, 2008 and from $1,668,000 for the six months ended June 30, 2007 to $4,659,000 for the six months ended June 30, 2008. The increase between years is primarily attributable to amortizing the value of our eBaumsworld.com web site of $1,309,000 for the three months ended June 30, 2008 and $2,618,000 for the six months ended June 30, 2008. No comparable amounts were recorded in the prior year as this website was purchased in October 2007. In addition, the increase was attributable to the February 2007 acquisition of Putfile.com for which we incurred amortization expenses of $589,000 and $954,000 for the three and six months ended June 30, 2007 and $589,000 and $1,179,000 for the three and six months ended June 30, 2008.

Interest Expense

Interest expense increased from essentially none during the three and six month periods ended June 30, 2007 to $2,906,000 and $5,798,000 for the three and six month periods ended June 30, 2008. The current year results include the non-cash amortization of debt discount associated with the issuance of convertible debentures in October 2007 of $2,342,000 and $4,682,000 for the three and six month periods ended June 30, 2008. During the six months ended June 30, 2008, no cash payments for interest were made.

Restricted Cash

Subsequent to June 30, 2008, the Company entered into a standstill agreement with its senior secured convertible debenture holder and released $1,500,000 of cash then held in a restricted escrow account. In consideration of such payment, the security holder agreed to defer monthly installment payments that were scheduled for July, August and September 2008 until the securities maturity. The Company’s $1,500,000 payment under the standstill agreement will be applied to the payment of accrued interest of $257,000, payment of $1,130,000 of the outstanding principal and payment of a $113,000 of redemption premium. The security holder also agreed that during the standstill period, neither it nor its affiliates will sell shares of the Company’s common stock (1) at prices less than $0.30 per share, or (2) in excess of 18% of the aggregate daily trading volume of the common stock, at prices of between $0.30 and $0.50. The agreement provides no limitation on sales of common stock at prices of greater than $0.50 per share. Should the security holder breach the trading limitations, then the trading restriction and payment deferral would be extended for an additional period of one or more months, depending on the extent of such breach. In addition, the senior secured convertible debenture holder agreed to: (1) increase the limit for separate asset-based financing related to the Company’s product business to $2.5 million from $0.5 million and (2) consent to the sale of no less than $2.0 million of certain assets or businesses of the Company to occur no later than September 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had a cash balance of $1,023,000. Net cash used by operations was $2,980,000 for the six months ended June 30, 2008 and $6,191,000 for the six months ended June 30, 2007. The net cash used by operations for the six months ended June 30, 2008 was used to fund the net loss of $15,679,000 and the increase in inventories of $980,000, offset by $11,286,000 of non-cash charges and a $1,729,000 reduction in accounts receivable. The reduction in our receivables was primarily attributable to an approximate $2,400,000 payment from Wal-Mart. The net cash used in operations for the six months ended June 30, 2007 was to fund the net loss of $6,031,000 and a decrease of accounts payable and accrued liabilities of $2,882,000, offset by non-cash charges of $2,312,000.

Net cash used by investing activities was $724,000 for the six months ended June 30, 2008 and $1,544,000 for the six months ended June 30, 2007. The current year amounts include an earn-out payment of $417,000 related to the purchase of the eBaumsworld.com web site and approximately $239,000 of installment payments for the purchase of other websites. The amounts for the prior year include $611,000 for the purchase of equipment, and $583,000 related to the purchase of Putfile, Ltd and the UnOriginal.co.uk website as well as a $350,000 deposit related to the eventual acquisition of eBaumsworld.com.

Net cash provided/(used) by financing activities was ($39,000) for the six months ended June 30, 2008 compared to $5,492,000 for the six months ended June 30, 2007. The net cash used by financing activities during the current period included $79,000 received from the exercise of stock options, offset by $103,000 of costs associated with the 2007 issuance of convertible debentures. The net cash provided by financing activities during the six months ended June 30, 2007 of $5,492,000 include $3,830,000 from the January 2007 private placement of common stock, offset by $89,000 of offering costs and approximately $250,000 from the additional sale of common stock to the Company’s CTO. The sale of unsecured notes in June 2007 resulted in cash proceeds of $1,425,000, offset by $82,000 of offering costs. In addition, the Company received $158,000 from the exercise of stock options.

With our cash on hand, recent cost savings measures, projected future cash flows including management of working capital, purchase order financing including an agreement with a related party finalized in July 2008, and importantly assuming were are able to service our convertible debt obligations which will likely require us to modify or extend the current standstill agreement on our convertible debt obligations, we believe that we have sufficient funds and anticipated future cash flows to continue in operation at least through the end of 2008 On July 1, 2008, the Company modified its senior secured debt with a short-term standstill agreement that expires September 30, 2008. The Company will seek further revisions to its senior secured debt or extensions of the standstill agreement with its senior secured lender to avoid potential default under its senior secured notes and other obligations. There can be no assurance we will be able to make the necessary payments on such current obligations when due or succeed in getting further modifications or extensions of the standstill agreement. The Company may need to issue additional equity or debt securities. The issuance of equity securities would likely be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties.
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

Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”): In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2010.

ITEM 4T - Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective, as of the period ended June 30, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On December 21, 2007, Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against us seeking to enforce the bonus provisions of his employment contract and receive bonus compensation based on the projected value of the eBaums World, Inc. acquisition completed in October 2007 in the amount of approximately $2.6 million plus legal fees (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). We dispute the facts of the case and intend to vigorously defend ourselves. A trial date has been set for March 2, 2009.

ITEM 6 - Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZVUE CORPORATION

Date: August 14, 2008	By:	/s/ Jeff Oscodar
Jeff Oscodar Chief Executive Officer & President (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Thomas Hillman
Thomas Hillman Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS:

Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002