Form 10-Q
period 2008-09-30
ZVUE CORP
filed 2008-11-14
CIK 1309710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008, there were 44,550,705 shares of Issuer’s common stock, par value $0.0001 per share, outstanding.

ZVUE CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZVUE Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,623	$4,766
Accounts receivable, net	468	3,928
Deferred income taxes, current	481	483
Inventory, net	-	360
Prepaid expenses and other current assets	89	624
Total current assets	2,661	10,161
Fixed assets, net	305	466
Restricted cash	-	1,510
Intangible web site assets, net	14,768	23,243
Goodwill	4,733	3,973
Deferred income taxes, non-current	149	461
Other non-current assets	520	659
Total assets	$23,136	$40,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$3,112	$5,432
Accounts payable, related parties	143	83
Line of credit, related party	1,327	1,327
Deferred income tax liability, current	481	483
Junior secured convertible debentures (net of debt discount of $1,465
and $1,304 as of September 30, 2008 & December 31, 2007, respectively)	234	79
Senior secured convertible debenture (net of debt discount of $5,787
and $6,034 as of September 30, 2008 & December 31, 2007, respectively)	1,241	355
Total current liabilities	6,538	7,759
Long-term convertible note	800	800
Junior secured convertible debentures (net of debt discount of $2,076
and $3,495 as of September 30, 2008 & December 31, 2007, respectively)	331	205
Senior secured convertible debenture (net of debt discount of $10,186
and $15,688 as of September 30, 2008 & December 31, 2007 respectively)	2,185	923
Total long-term debt, net of current portion	3,316	1,928

Deferred income tax liability, non-current	149	461
Total liabilities	10,003	10,148
Commitments and contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 75,000,000 authorized,
37,503,825 issued and outstanding at September 30, 2008 and
20,190,262 issued and outstanding at December 31, 2007	4	2
Additional paid-in capital	78,786	71,541
Accumulated deficit	(65,657)	(41,218)
Total shareholders’ equity	13,133	30,325
Total liabilities and shareholders’ equity	$23,136	$40,473

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues, net
Product sales, net	$2,010	$510	$2,892	$1,079
Advertising	1,044	106	2,761	246
Total revenue, net	3,054	616	5,653	1,325

Cost of revenues
Product sales	2,140	831	3,340	1,540
Advertising	231	19	680	19
Total cost of revenues	2,371	850	4,020	1,559

Gross profit (loss)	683	(234)	1,633	(234)

Operating expenses
Sales and marketing	506	789	2,240	2,242
General and administrative (1)	2,050	1,915	6,538	4,843
Amortization & impairment of intangible website costs	3,818	1,024	8,477	2,692
Total operating expenses	6,374	3,728	17,255	9,777

Operating loss	(5,691)	(3,962)	(15,622)	(10,011)

Non-operating income (expense)
Interest income	2	5	52	65
Interest expense (1)	(3,071)	(231)	(8,869)	(273)
Total non-operating income (expense)	(3,069)	(226)	(8,817)	(208)

Net loss	$(8,760)	$(4,188)	$(24,439)	$(10,219)

Net loss per share, basic and diluted	$(0.25)	$(0.24)	$(0.88)	$(0.62)

Weighted average shares used in computing
basic and diluted net loss per share	35,015,831	17,584,600	27,675,741	16,481,502

(1)Includes share-based awards as follows:
General and administrative	$458	$885	$1,636	$1,469
Interest expense	52	181	52	181
	$510	$1,066	$1,688	$1,650
See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(24,439)	$(10,219)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	8,833	2,853
Debenture debt discount amortization	7,023	-
Loss on disposal of fixed assets	30	9
Bad debt expense	99	22
Write-down of inventory	459	223
Non-cash share-based awards	1,688	1,650
Changes in operating assets and liabilities
Accounts receivable, trade	3,451	(136)
Accounts receivable from escrow account	-	90
Prepaid expenses and other current assets	573	(211)
Inventories	(99)	145
Accounts payable and accrued liabilities	(113)	(2,479)
Accounts payable due related parties	60	29
Net cash used by operating activities	(2,435)	(8,024)

Cash flows from investing activities:
Cash paid for acquisitions	(761)	(1,227)
Change in restricted cash	1,560	-
Deferred acquisition costs	(267)	(869)
Purchases of property and equipment	(70)	(153)
Net cash provided (used) by investing activities	462	(2,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,080
Offering costs	-	(125)
Short-term borrowing	-	1,425
Short-term borrowings related parties	750	1,327
Repayment short-term borrowings related parties	(750)	-
Principal payment on debentures	(1,131)	-
Debt issue costs	(118)	(171)
Proceeds from exercise of stock options	79	250
Net cash provided (used) by financing activities	(1,170)	6,786
Net decrease in cash and cash equivalents	(3,143)	(3,487)
Cash and cash equivalents at beginning of period	4,766	3,653
Cash and cash equivalents at end of period	$1,623	$166
Supplemental disclosure of cash flow information: Cash paid for interest	$168	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$-	$1,618
Common stock issued for acquisitions	$-	$6,900
Installment payments due from acquisitions	$-	$975
Value of common stock issued in lieu of cash payments for principal and interest on debentures	$3,462	-

See Notes to Unaudited Condensed Consolidated Financial Statements

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

Basis of Presentation:
These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments and other adjustments as necessary to present fairly the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. The condensed consolidated balance sheet data as of December 31, 2007 is derived from and should be read in conjunction with the audited financial statements, which are included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-KSB filed with the Securities and Exchange Commission. Pursuant to the rules of the Securities and Exchange Commission, these interim financial statements do not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the expected results for any other interim period or for the year ending December 31, 2008.

Going Concern:
These unaudited consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit at September 30, 2008 of $65,657. Because of past losses, and a history of negative cash flows from operations, the Company’s independent registered public accounting firm for the year ended December 31, 2007 included a paragraph in their report indicating substantial doubt as to the Company’s ability to continue as a going concern.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

With our cash on hand, recent cost savings measures, projected future cash flows including management of working capital, and assuming we are able to service our convertible debt obligations which will require us to seek a further modification to the current expired standstill agreement on our senior secured convertible debt, we believe that we have sufficient funds with anticipated future cash flows to continue in operation through the end of 2008. We have been able to modify our senior secured convertible debt with short-term standstill agreements, the most recent of which expired on October 31, 2008. We intend to seek further revisions to our senior secured convertible debt or extensions of the standstill agreement in order to avoid defaults, although without such we are in payment default under such loan, having not made the installment payment that was due on November 3, 2008.  There can be no assurance we will be able to make the necessary payments on our indebtedness obligations or succeed in obtaining further modifications or extensions. There can be no assurance that the holder of our senior secured convertible debt will not exercise its default remedies, including accelerating such debt and/or converting some portion thereof into our common stock at the default conversion price. In order to meet expected cash requirements to continue our operations in 2009, we will likely need to secure additional equity or debt financing and/or enter into strategic alliances with other companies or consider sales of assets or similar transactions.  The issuance of equity securities would likely be dilutive to existing shareholders and may involve preferential rights over common shareholders.  Debt financing, with or without equity conversion features, may involve restrictive covenants. Strategic alliances may also be dilutive to existing shareholders. In order to preserve our capital, we recently ceased efforts related to our digital media device business and terminated seven employees associated with such business and intend to focus our efforts on our web-related business. There can be no assurance that our efforts will be successful or that our financial resources will be adequate for us to continue in operation for the foreseeable future.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

Inventories:
Inventories consist primarily of finished goods and goods in transit, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. The Company had no inventory as of September 30, 2008 and $360 as of December 31, 2007.

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

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

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

Concentrations of Credit Risk and Significant Customers and Suppliers:
At September 30, 2008, one customer accounted for 47% of gross accounts receivable before the allowance for doubtful accounts. As of September 30, 2008, the Company has no receivables from Wal-Mart, its largest customer.

For the nine months ended September 30, 2008, two customers accounted for 49% and 24% of net revenues. For the nine months ended September 30, 2007, two customers accounted for 49% and 29% of net revenues. In both time periods Wal-Mart was the primary customer. With the discontinuance of producing MP3 and related players, Wal-Mart will no longer be our significant customer which will have a material adverse effect on our revenues.

Through the quarter ended September 30, 2008, the Company outsourced the manufacturing of its products to two factories in China. As the Company has now ceased producing MP3 and related players, the Company is no longer dependent on these factories or other factories to produce its products.

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

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

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

2. Accounts Receivable

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$477	$4,031
Less: allowance for doubtful accounts	(9)	(103)
Accounts receivable, net	$468	$3,928

The Company recorded bad debt expense of $99 for the nine months ended September 30, 2008 and $22 for the nine months ended September 30, 2007.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)
3. Intangible Web Site Assets, net

The Company amortizes its intangible website costs on a straight-line basis over an estimated useful life of three years, recapped as follows:

	September 30,	December 31,
	2008	2007
	(unaudited)

Intangible assets	$27,942	$27,942
Accumulated amortization	(13,174)	(4,699)
Intangible assets, net	$14,768	$23,243

Amortization for the nine months ended September 30, 2008 and 2007 was $8,476 and $2,692. The amortization for the period ending September 30, 2008 includes the write-off of $1,489 related to the Company’s Holylemon, Funmansion and Dorks websites as the Company has determined that these assets are impaired and plans on redirecting web traffic from those websites to one or more of its other websites during the remainder of its 2008 fiscal year.

Additions to intangible assets during the nine months ended September 30, 2007 of $7,071, $917 and $521 resulted from the acquisition of Putfile, Ltd., HolyLemon.com and UnOriginal.co.uk , respectively.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:
	September 30,	December 31,
	2008	2007
	(unaudited)
Trade accounts payable	$942	$979
Factories and content providers	1,056	1,238
Payroll and benefits	130	679
Acquisition related accruals	66	1,637
Reserve for sales returns	160	206
Accrued interest	418	321
Accrued commissions and ad server fees	-	177
All other	340	195
Accounts payables and accrued liabilities	$3,112	$5,432

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

5. Debt

The following table details our convertible notes as of September 30, 2008:

			Accumulated	Convertible
		Debt	Amortization of	Debt, net of
	Principal	Discount	Debt Discount	Discounts
Convertible 4.9% note payable	$800	$0	$0	$800
Senior secured convertible debenture	19,399	(23,000)	7,027	3,426
Junior secured convertible debentures	4,106	(5,099)	1,558	565
Total	$24,305	$(28,099)	$8,585	$4,791

Less: current portion

Senior secured convertible debenture	$7,028	$(5,787)		$1,241
Junior secured convertible debentures	1,699	(1,465)		234
	$8,727	$(7,252)		$1,475

Convertible debt, net of current portion	$15,578			$3,316

Convertible Debentures:

Per the terms of the senior secured convertible debenture, and as more fully disclosed in Note 6, “Convertible Debt” of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company issued to the holder of its senior secured convertible debenture, 4,968,381 shares for scheduled installment payments through May 1, 2008. For the installment due June 2, 2008, the senior secured convertible debenture holder requested of the Company to only issue 2,453,193 shares instead of the aggregate total due on that day of 3,441,872 so as not to own 10% or more of the Company’s issued and outstanding common stock. The aggregate issuance of the shares was in lieu of cash payments of $2,471 for principal and $853 for accrued interest. The shares withheld represented $85 for principal and $139 for interest which was repaid as described below.

On July 1, 2008, the Company entered into a standstill agreement with its senior secured convertible debenture holder with both parties mutually agreeing to release $1,500 of cash then held in a restricted escrow account. In consideration of such payment, the security holder agreed to defer monthly installment payments that were scheduled for July, August and September 2008 until the security’s maturity. The Company’s $1,500 payment under the standstill agreement was applied to the payment of accrued interest of $257, payment of $1,130 of the outstanding principal and payment of a $113 redemption premium. The security holder also agreed that during the standstill period, neither it nor its affiliates would sell shares of the Company’s common stock (1) at prices less than $0.30 per share, or (2) in excess of 18% of the aggregate daily trading volume of the common stock, at prices of between $0.30 and $0.50. The agreement provided no limitation on sales of common stock at prices of greater than $0.50 per share. Should the security holder breach the trading limitations, then the trading restriction and payment deferral would be extended for an additional period of one or more months, depending on the extent of such breach. In addition, the senior secured convertible debenture holder agreed to: (1) increase the limit for separate asset-based financing related to the Company’s product business to $2.5 million from $0.5 million and (2) consent to the sale of no less than $2.0 million of certain assets or businesses of the Company to occur no later than September 30, 2008. During the quarter ended September 30, 2008, no businesses or assets of the Company were sold. On September 29, 2008, the agreement was amended to defer the October 2008 payment until the debenture’s maturity date and expired on October 31, 2008 without being renewed. The Company has made no further payments in cash or in stock to this

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

security holder, nor has the security holder made demands for additional payments. Both parties are discussing further amendments to the underlying agreement as of this filing.

During the nine months ended September 30, 2008, the holders of our junior secured convertible debentures received a total 5,929,136 shares of our common stock in lieu of a cash payment due of $991 for principal and $302 for accrued interest. Of the 5,929,136 shares issued, 1,532,421 were issued to our Chief Technology Officer (CTO). In addition, in October 2008 the Company subsequently issued to the holders of our Junior secured convertible debentures 2,752,161 shares of our common stock that represented payment of $142 of principal and $25 of accrued interest and in November 2008, the Company issued an additional 2,480,024 shares of common stock that represented payment of $142 of principal and $27 of accrued interest. Of these shares, our CTO received 485,810 shares in October 2008 and 437,772 in November 2008.

The results of our operations for the nine months ended September 30, 2008 includes as a component of interest expense, non-cash charges related to amortized debt discount of $7,023 and $156 of debt issue costs.

Convertible Note:

On December 15, 2006, the Company issued an $800 convertible note to John Paul Worsnop for the purchase of YourDailyMedia.com at a rate of 4.9% that is due on December 31, 2011. The note is convertible into 186,306 shares of our common stock at a conversion price of $4.29. The Company can force the conversion of the note into common stock under certain conditions including if the Company trades more than 50,000 shares of common stock per day and the trading price of the stock for five days is twice the conversion price of the shares. As of September 30, 2008, the conditions to force a conversion have not been met. As of September 30, 2008, $31 of interest is due on the note.

6% Related Party Promissory Notes:

On August 13, 2007, the Company entered into an agreement with its CTO and a member of its board of directors, in which the CTO agreed to purchase from the Company, from time to time, up to $5 million aggregate principal amount of promissory notes at a 6% interest rate. As of September 30, 2008, $1,327 is outstanding and $92 of interest is due under this agreement. Amounts borrowed under the agreement are due by March 1, 2009.

Secured Financing:

On July 15, 2008, the Company completed a $1.0 million secured financing for its hardware business with an interest rate of 12%. The lender of the financing was the Company’s CTO, who is also a director and the beneficial owner of more than 10% of the Company’s common stock. The Company borrowed and repaid $750 under the agreement and incurred interest and transaction charges of $35. The agreement expired on September 30, 2008 with no amounts owed. As part of the financing the Company also issued to its CTO 350,000 fully vested warrants with an exercise price of $0.1621 per share that were valued at $51 and charged to interest expense using the Black-Scholes model with an interest rate of 3.2%, a life of five years and volatility of 152%.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

Debt Repayments:

The following table details the repayments of the debt detailed through the year ending December 31, 2011 as of September 30, 2008:

	Year ending December 31,
	Remaining 2008	2009	2010	2011	Total
Related party notes		1,327			1,327
Other term debt				800	800
Senior convertible debentures	1,278	7,667	10,454		19,399
Junior convertible debentures	425	1,700	1,981		4,106
	1,703	10,694	12,435	800	25,632

Total interest expense was $3,018 and $231 for the three months ended September 30, 2008 and 2007, respectively, and was $8,816 and $273 for the nine months ended September 30, 2008 and 2007, respectively.

6. Commitments and Contingencies

Legal Matters:
On December 21, 2007, Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against the Company seeking bonus compensation he alleges is owed from the October 2007 acquisition of eBaum’s World, Inc. (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). The Company disputes the facts of the case and intends to vigorously defend itself. On April 28, 2008 the Company issued 303,398 shares of restricted stock to Edward John Kowal that represented what management believes is the earned bonus compensation of $875 pursuant to the employment agreement that was accrued for at the time of the eBaum’s World, Inc. acquisition. On September 18, 2008 the claim was amended under Case No. C08-108RSL alleging that Mr. Kowal is owed compensation based on the aggregate value of consideration paid by the Company for its purchase of eBaum’s World, Inc. and adding our CTO, our former CEO and our former CFO as defendants. No reserve has been established as an amount of loss, if any, cannot be reasonably estimated at this time. A trial date of March 2, 2009 has been set.

Other Contingencies:
The Company has several non-cancelable operating lease agreements primarily for office space and to host some of its servers in New York. Future minimum payments under the non-cancelable operating leases are as follows:

Operating
Leases
Remaining fiscal year 2008	$95
Fiscal year 2009	379
Fiscal year 2010	260
$734

During the quarter ended September 30, 2008, the Company ceased producing and selling digital media players. Players sold prior to the curtailment of these operations carried a 90-day consumer product return policy, which is in excess of the return policy of Wal-Mart, our primary customer for these products. Even though a contingency reserve has been established for future returns from Wal-Mart, no contingency reserve has been established for

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

returns that may not be honored by Wal-Mart, but subject to the 90-day return policy as this amount cannot be accurately determined.

The Company may, as a result of its acquisition of eBaum’s World, Inc., as amended on July 22, 2008, be required to pay as much as $33,717 in earn outs through December 31, 2012. In addition, the Company may be required to buy back certain common shares issued to the sellers of eBaum’s World, Inc. if certain defaults were to occur.

7. Net Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the period. Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(8,760)	$(4,188)	$(24,439)	$(10,219)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	35,015,831	17,584,600	27,675,741	16,481,502

Basic and diluted net loss per share	$(0.25)	$(0.24)	$(0.88)	$(0.62)

Antidilutive securities including options, warrants, and convertible debt not included in net loss per share calculation
Convertible debt	186,306	186,306	186,306	186,306
Convertible debentures	217,649,143	-	217,649,143	-
Stock options outstanding	1,340,781	1,639,811	1,340,781	1,639,811
Warrants outstanding	11,982,199	4,197,139	11,982,199	4,197,139
	231,158,429	6,023,256	231,158,429	6,023,256

The computation of 217,649,143 common shares underlying the convertible debentures is based on the lower of the lenders’ fixed conversion price of $1.90 or our optional variable conversion price for purposes of paying the monthly principal and interest payments in common stock. The assumed conversion price used in the above computation was $0.12 which was the closing price of the Company’s common stock on September 30, 2008.

8. Shareholders’ Equity

Preferred Stock:
The Company has authorized 1,000,000 shares of preferred stock at a par value of $0.0001 per share. No shares are issued and outstanding as of September 30, 2008.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

Common Stock:
The Company has authorized 75,000,000 shares of common stock at a par value of $0.0001 per share. As of September 30, 2008, the Company had 37,503,825 shares issued and outstanding. As of December 31, 2007, the Company had 20,190,262 shares issued and outstanding.

Common Stock Issued as Payment of Debt
During the nine months ended September 30, 2008, the Company issued a total of 7,420,574 shares of common stock to our senior secured convertible debenture in lieu of cash payment of principal and interest. In addition, the Company issued a total of 5,929,136 shares of common stock to the holders of our junior secured convertible debentures in lieu of cash payment of principal and interest. For further details, refer to Note 5. “Debt.”

Common Stock Grants

Activity related to common stock grants for the nine months ended September 30, 2008 is summarized as follows:

	Non-Vested				Shares Expected
	Shares at January 1,	Shares	Shares	Shares Vested	to Vest at September 30,
	2008	Granted	Forfeited	During Year	2008
2007 Plan	485,447	1,727,050	323,559	1,832,287	56,651
Non Plan	1,708,417	940,000	2,396	887,977	1,758,044
	2,193,864	2,667,050	325,955	2,720,264	1,814,695

The shares granted (except 303,398 shares) were valued at the quoted trading price of the common stock on the date of the grant that ranged from $0.12 to $1.65 per share. The 303,398 share grant was issued in conjunction with an employment agreement and related to the acquisition of eBaums World, Inc. in 2007 that was valued at $875 (see Note 6) and was applied against a previously established reserve. Forfeited shares represent awards cancelled due to the recipient not completing the vesting requirements associated with the grant. Net expense associated with common stock grants for the nine months ended September 30, 2008 and September 30, 2007 was $1,461 and $978. Based on currently issued stock grants, approximately $2.7 million is anticipated to be charged to operations in future periods.

Stock Option Plans:

The Company has adopted certain equity incentive plans as described in Note 11, "Employee Stock Incentive Plans and Options and Warrants," of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following table summarizes activity under our stock option plans for the nine months ended September 30, 2008:

		Weighted
	Outstanding	Average
	Stock	Exercise
	Options	Price
Balance as of December 31, 2007	1,728,109	$1.18
Options granted under all plans	495,000	$0.26
Exercised	(229,794)	$0.34
Cancelled	(652,534)	$1.87
Outstanding as of September 30, 2008	1,340,781	$0.65

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

The weighted average exercise price of the balance as of December 31, 2007 has been restated to reflect the re-pricing of options to purchase an aggregate of 645,179 shares of common stock issued to the Company’s former CEO from $0.537 per share to $0.07 per share. The financial impact of the re-pricing of the shares was immaterial.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	2008	2007	2008	2007
Risk-free interest rates	2.18%	5.19%	1.97% - 2.78%	5.19% - 5.26%
Expected term (in years)	3	5	3 - 5	5
Expected volatility	153%	183%	99% - 153%	183%
Dividend yield	0%	0%	0%	0%

The expected term of options granted up to March 31, 2008 of five years was based on utilizing the simplified method under SAB 107. The expected term of options granted after March 31, 2008 of three years is based on expectations of future employee behavior. The expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the expected term of the stock options. The Company has not paid dividends in the past.

Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the three months ended September 30, 2008 and September 30, 2007 was $8 and $314, respectively. Stock-based compensation expense from the issuance of stock options recognized under SFAS 123R for the nine months ended September 30, 2008 and September 30, 2007 was $142 and $491, respectively. As of September 30, 2008, the aggregate stock compensation remaining to be amortized to expenses was $148. The Company expects this stock compensation balance to be amortized as follows: $26 during the remainder of 2008; $71 during 2009 and $51 during 2010. The expected amortization reflects only outstanding stock awards as of September 30, 2008.

The weighted average fair value per share of the stock option awards in the nine months ended September 30, 2008 and 2007 was $0.21 and $1.98, respectively. During the nine months ended September 30, 2008, the Company received proceeds of $79 from the exercise of options for 229,794 shares of common stock with exercise prices ranging from $0.145 to $0.537 per share. The intrinsic value of all the options exercised was $96.

As of September 30, 2008, the Company has remaining approximately 678,000 shares authorized to be issued under the 2003 and 2007 plans.

ZVUE Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(in thousands, except per share amounts)
(unaudited)

Warrants:

The following reflects activity related to our warrants:
	Number of Shares Underlying	Weighted Average Exercise
	Warrants	Price
Outstanding at December 31, 2007	11,298,750	$2.71
Granted	700,000	$0.17
Exercised	-	-
Expired	(16,551)	$3.24
Outstanding at September 30, 2008	11,982,198	$2.56

Warrants to acquire 350,000 shares of common stock were issued in conjunction with consulting agreements and a warrant to acquire 350,000 shares of common stock were issued to the Company’s CTO and Director in conjunction with purchase order financing. Warrant expense recorded for the nine months ended September 30, 2008 was $85, of which $51 was recorded as a component of interest expense. Warrant expense recorded for the nine months ended September 30 ,2007 was $181 of which all was recorded as a component of interest expense. The warrants were issued using the Black-Scholes model and the following variables:

Issue	Warrant	Exercise	Interest
Date	Shares	Price	Rate	Life	Volatility
5/23/2008	100,000	$0.31	2.78%	3	98.53%
7/15/2008	350,000	$0.16	2.91%	5	152.00%
9/5/2008	250,000	$0.11	2.91%	5	152.00%
	700,000

9. Subsequent Events

Refer to Note 5 in regards to shares of common stock issued to the holders of the Company’s junior debentures in October and November 2008.

On September 29, 2008, the Company entered into an agreement with its senior secured secured convertible debt holder, amending prior agreements entered into by the parties (see Note 5 - Debt), which deferred the October 2008 amount of monthly principal and interest payment until the debenture’s maturity date. The amendment expired on October 31, 2008 without being renewed. The Company has made no further payments in cash or in stock to this security holder, nor has the security holder made demands for additional payments. The Company did not make the installment payment which became due under its senior secured convertible debt on November 3, 2008. There can be no assurance that the holder of the Company’s senior secured convertible debt will not exercise its default remedies, including accelerating such debt and/or converting some portion thereof into the Company’s common stock at the default conversion price. The Company and the holder of its senior secured convertible debt are discussing further modifications and/or extensions as of this filing. However, there can be no assurance that any such further amendment will occur or that such security holder will continue to forbear from exercising its rights under the senior secured convertible debt.

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

On October 31, 2007, we changed our name to “ZVUE Corporation” from “Handheld Entertainment, Inc.”

Overview

Our websites seek to provide our demographic target of 18-35 year olds with compelling online entertainment, such as commercial and user generated video, games, images and other forms of online entertainment. Our library of video content comes to us from both our network of user-generated video sites, which house many hundreds of thousands of videos that are created by users, and our commercial content providers who have contracted with us to provide us with commercially produced videos. We acquired eBaumsWorld.com, PutFile.com, Dorks.com, HolyLemon.com, FunMansion.com, YourDailyMedia.com, and UnOriginal.co.uk in order to aggregate both commercial and user-generated content with a focus on humor, extreme sports and music videos and monetize the resulting traffic to our websites by selling advertising space. We presently are evaluating the value of our strategy to bundle each of these websites into a consolidated network strategy and as a result may determine to disaggregate, dispose of or terminate any or all of these websites, other than eBaumsWorld.com.

Prior to our acquisition of eBaumsWorld in October 2007, the Company business was the consumer electronics MP3 audio and video players. The Company recently reevaluated this business and has determined that this line of business is too capital intensive, and that the competition for high and low end players from significant well capitalized companies was disadvantageous for for the Company. As the Company has determined that it should focus on its web related business, it has ceased all activity related to players and has disposed of its inventory.

Critical Accounting Policies and Estimates:

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below. Such accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Stock Based Awards

The Company accounts for share-based compensation under SFAS 123R and recognizes the fair value of stock awards on a straight-line basis over the requisite service period of the award. The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when the Company hires additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that the Company may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

The following tables set forth selected data for each of the periods indicated and all in thousands. All data is unaudited.

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenues, net
Product sales, net	$2,010	66%	$510	84%	$1,500	290%
Advertising	1,044	34%	106	16%	938	934%
Total revenue, net	3,054	100%	616	100%	2,438	396%

Cost of revenues
Product sales	2,140	70%	831	135%	(1,309)	-157%
Advertising	231	8%	19	3%	(212)	-1183%
Total cost of revenues	2,371	78%	850	138%	(1,521)	-179%

Gross profit (loss)	683	22%	(234)	-38%	917	-392%

Operating expenses
Sales and marketing	506	17%	789	128%	283	-36%
General and administrative	2,050	67%	1,915	311%	(135)	-7%
Amortization and impairment of intangible website costs	3,818	125%	1,024	166%	(2,794)	-273%
Total operating expenses	6,374	209%	3,728	605%	(2,646)	-71%

Operating loss	(5,691)	-186%	(3,962)	-643%	(1,729)	-44%

Non-operating income (expense)
Interest income	2	-	5	1%	(3)	-60%
Interest expense	(3,071)	-101%	(231)	-38%	(2,840)	n/a
Total non-operating expense	(3,069)	-101%	(226)	-37%	(2,843)	n/a

Net loss	$(8,760)	-287%	$(4,188)	-680%	$(4,572)	-109%

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenues, net
Product sales, net	$2,892	51%	$1,079	81%	$1,813	168%
Advertising	2,761	49%	246	19%	2,515	1022%
Total revenue, net	5,653	100%	1,325	100%	4,328	327%

Cost of revenues
Product sales	3,340	59%	1,540	116%	(1,800)	-117%
Advertising	680	12%	19	1%	(661)	-3479%
Total cost of revenues	4,020	71%	1,559	118%	(2,461)	-158%

Gross profit (loss)	1,633	29%	(234)	-18%	1,867	-798%

Operating expenses
Sales and marketing	2,240	40%	2,242	169%	2	0%
General and administrative	6,538	116%	4,843	365%	(1,695)	-35%
Amortization and impairment of intangible website costs	8,477	150%	2,692	203%	(5,785)	-215%
Total operating expenses	17,255	305%	9,777	738%	(7,478)	-76%

Operating loss	(15,622)	-276%	(10,011)	-756%	(5,611)	-56%

Non-operating income (expense)
Interest income	52	1%	65	5%	(13)	-20%
Interest expense	(8,869)	-157%	(273)	-21%	(8,596)	n/a
Total non-operating income (expense)	(8,817)	-156%	(208)	-16%	(8,609)	n/a

Net loss	$(24,439)	-432%	$(10,219)	-771%	$(14,220)	-169%

Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

Revenues

Total net revenue increased from $0.6 million for the three months ended September 30, 2007 to $3.1 million for the three months ended September 30, 2008. In addition net revenue increased from $1.3 million for the nine months ended September 30, 2007 to $5.7 million for the nine months ended September 30, 2008.

Net revenue from product sales increased from $0.5 million for the three months ended September 30, 2007 to approximately $2.0 million for the three months ended September 30, 2008. Revenue for the three months ended September 30, 2008 primarily resulted from the sale to Wal-Mart of the Company’s Solange, Elvis players and Journey players. Revenue for the nine months ended September 30, 2008 also included the sale to Wal-Mart of the Company’s Spirit players. Allowances for returns reduced net revenue by $0.2 million and $0.3 million for the three and nine months ended September 30, 2008, respectively. Revenue for the three months ended September 30, 2008 was reduced by $0.2 million of return allowances and by $0.3 million for the nine months ended September 30, 2008. Revenue for the three months ended September 30, 2007 was primarily from the sale of Model 250 players to a customer other than Wal-Mart who used the players as part of a rewards program for a major credit card issuer. Revenue for the nine months ended September 30, 2007 also included approximately $0.9 million of sales to Wal-Mart of our Model 250. Wal-Mart has therefore been the Company’s single most important customer. With the curtailment in producing products, the Company expects revenues to decrease substantially for the remainder of the year.

Advertising revenues increased from $0.1 million for the three months ended September 30, 2007 to $1.0 million for the three months ended September 30, 2008 and increased from $0.2 million for the nine months ended September 30, 2007 to $2.8 million for the nine months ended September 30, 2008. The increase in revenue was primarily derived from advertisements served on our eBaumsworld.com web site that was acquired in October 2007.

Cost of Revenues

Cost of revenues increased from a total of $0.9 million for the three months ended September 30, 2007 to $2.4 million for the three months ended September 30, 2008 and from $1.6 million for the nine months ended September 30, 2007 to $4.0 million for the nine months ended September 30, 2008.

Cost of revenues associated with product sales increased from $0.8 million for the three months ended September 30, 2007 to $2.4 million for the three months ended September 30, 2008 and from $1.6 million for the nine months ended September 30, 2007 to $4.0 million for the nine months ended September 30, 2008. The increase in cost of revenues reflects the sale of a total of approximately 110,000 players during the current year. The results of the three and nine months ended September 30, 2008 reflect an inventory write-down of $0.5 million for prior players produced. No further production of players is planned due to the curtailment of this business activity. The cost of revenue for the prior year period was all related to the sale of the Model 250 player.

Cost of revenue associated with advertising increased from $18,000 for the three months ended September 30, 2007 to $231,000 for the three months ended September 30, 2008 and from $19,000 for the nine months ended September 30, 2007 to $680,000 for the nine months ended September 30, 2008. The current period amounts primarily reflect commissions earned by our contract sales agent. During the prior year period, the Company did not utilize the services of a contract sales agent.

Sales and Marketing

Sales and marketing expenses, which include marketing and sales efforts, as well as all efforts related to our content business, decreased from $0.8 million for the three months ended September 30, 2007 to $0.5 million for the three months ended September 30, 2008 and was $2.2 million for both the nine months ended September 30, 2008 and 2007. The decrease for the three months ended September 30, 2008 compared to the prior period amounts reflects a reduction of payroll related costs as various positions were eliminated between the periods. Sales and marketing expenses for the nine months ended September 30, 2008 and 2007 were both $2.2 million, with the 2008 results reflecting a $0.3 million reduction in payroll related costs, offset by a like increase in consulting fees.

General and Administrative

General and administrative costs, which consist primarily of salaries and benefits for employees, professional advisor fees, rent, web hosting fees, research and development, and other general operating expenses, increased from $1.9 million for the three months ended September 30, 2007 to $2.1 million for the three months ended September 30, 2008 and from $4.8 million for the nine months ended September 30, 2007 to $6.3 million for the nine months ended September 30, 2008. The increase for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008 primarily reflects cash related expenses of $1.0 million related to managing our eBaumsworld.com web site that was purchased in October 2007. In addition, non-cash expenses attributable to share-based awards increased from $1.5 million for the nine months ended September 30, 2007 to $1.6 million for the nine months ended September 30, 2008. The remaining variance primarily relates to an increase in consulting, legal fees and other expenses.

Amortization and Impairment of Intangible Website Cost

Amortization of intangible website costs increased from $1.0 million for the three months ended September 30, 2007 to $3.8 million for the three months ended September 30, 2008 and from $2.7 million for the nine months ended September 30, 2007 to $8.5 million for the nine months ended September 30, 2008.

The increase between years is primarily attributable to amortizing the value of the eBaumsworld.com web site of $1.3 million for the three months ended September 30, 2008 and $3.9 million for the six months ended September 30, 2008 with no comparable amounts the prior year as this website was purchased in October 2007. In addition, the Company has decided that it is no longer cost effective to continue to operate its Holylemon, Funmansion and Dork’s web sites and will re-direct web traffic from those sites to other Company web sites by the end of the year. As a result, the Company incurred a non-cash impairment charge of $1.5 million to write-off the remaining value of those web sites.

Interest Expense

Interest expense increased from $0.2 million for the three month period ended September 30, 2007 to $3.1 million for the three month period ended September 30, 2008. In addition, interest expense increased from $0.3 million for the nine month period ended September 30, 2007 to $8.9 million for the nine month period ended September 30, 2008

The current year results include the non-cash amortization of debt discount and debt issue costs associated with the issuance of convertible debentures in October 2007 of $2.4 million and $7.2 million for the three and nine month periods ended September 30, 2008. During the three months ended September 30, 2008, approximately $0.2 million cash payments for interest were made. Interest expense for the three and nine months ended September 30, 2007 includes $0.2 million for the value of warrants issued in conjunction with a financing.

Restricted Cash

In July 2008, the Company entered into a standstill agreement with its senior secured convertible debenture holder and released $1.5 million of cash then held in a restricted escrow account. In consideration of such payment, the security holder agreed to defer monthly installment payments that were scheduled for July, August and September 2008 until the securities maturity. The Company’s $1.5 million payment under the standstill agreement was applied to the payment of accrued interest of approximately $0.3 million, payment of $1.1 million of the outstanding principal and payment of a $0.1 million of redemption premium classified as a component of interest expense. The security holder also agreed that during the standstill period, neither it nor its affiliates will sell shares of the Company’s common stock (1) at prices less than $0.30 per share, or (2) in excess of 18% of the aggregate daily trading volume of the common stock, at prices of between $0.30 and $0.50. The agreement provided no limitation on sales of common stock at prices of greater than $0.50 per share. Should the security holder breach the trading limitations, then the trading restriction and payment deferral were to be extended for an additional period of one or more months, depending on the extent of such breach. In addition, the senior secured convertible debenture holder agreed to: (1) increase the limit for separate asset-based financing related to the Company’s product business to $2.5 million from $0.5 million and (2) consent to the sale of no less than $2.0 million of certain assets or businesses of the Company to occur no later than September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, the Company had a cash balance of $1.6 million. Net cash used by operations was $2.4 million for the nine months ended September 30, 2008 and $8.0 million for the nine months ended September 30, 2007. The net cash used by operations for the nine months ended September 30, 2008 was used to fund the net loss of $24.4 million, offset by $18.1 million of non-cash charges and a $3.5 million reduction in accounts receivable. The reduction in our receivables was primarily attributable to payments received from Wal-Mart. As of September 30, 2008 the Company has no remaining receivables from Wal-Mart. The net cash used in operations for the nine months ended September 30, 2007 was to fund the net loss of $10.2 million and a decrease of accounts payable and accrued liabilities of $2.5 million, offset by non-cash charges of $4.8 million.

Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2008 and net cash used by investing activities was $2.2 million for the nine months ended September 30, 2007. The current year amounts include the use of $1.6 million of previously restricted cash, offset by earn-out related payments of $0.7 million related to the purchase of the eBaumsworld.com web site and approximately $0.3 million of installment payments for the purchase of other websites. The amounts for the prior year include $0.2 million for the purchase of equipment, and $2.0 million for the purchase of various web sies as well as a $0.4 million deposit related to the eventual acquisition of eBaumsworld.com.

Net cash provided (used) by financing activities was ($1.2 million) for the nine months ended September 30, 2008 compared to $6.8 million for the nine months ended September 30, 2007. The net cash used by financing activities during the current period included $0.7 million received from short term borrowing from the Company’s CTO, who is also a Director, and $0.1 million received from the exercise of stock options, offset by a $1.1 million payment of principal on the senior secured convertible debenture and $0.1 million of costs associated with the 2007 issuance of convertible debentures. The $1.1 million payment on the principal of the senior secured convertible debenture was facilitated by the lifting of restrictions on $1.5 million of cash.

The net cash provided by financing activities during the nine months ended September 30, 2007 of $5.5 million include $3.8 million from the January 2007 private placement of common stock, offset by $0.1 million of offering costs and approximately $0.3 million from the additional sale of common stock to the Company’s CTO. The sale of unsecured notes in June 2007 resulted in cash proceeds of $1.4 million, offset by $0.1 million of offering costs. During this time period, the Company’s CTO purchased notes under a line of credit in which the Company received $1.3 million. The Company also received $0.3 million from the exercise of stock options.

With our cash on hand, recent cost savings measures, projected future cash flows including management of working capital, and assuming we are able to service our convertible debt obligations which will require us to seek a further modification to the current expired standstill agreement on our senior secured convertible debt, we believe that we have sufficient funds with anticipated future cash flows to continue in operation through the end of 2008. We have been able to modify our senior secured convertible debt with short-term standstill agreements, the most recent of which expired on October 31, 2008. We intend to seek further revisions to our senior secured convertible debt or extensions of the standstill agreement in order to avoid defaults, although without such we are in payment default under such loan, having not made the installment payment that was due on November 3, 2008.  There can be no assurance we will be able to make the necessary payments on our indebtedness obligations or succeed in obtaining further modifications or extensions. There can be no assurance that the holder of our senior secured convertible debt will not exercise its default remedies, including accelerating such debt and/or converting some portion thereof into our common stock at the default conversion price. In order to meet expected cash requirements to continue our operations in 2009, we will likely need to secure additional equity or debt financing and/or enter into strategic alliances with other companies or consider sales of assets or similar transactions.  The issuance of equity securities would likely be dilutive to existing shareholders and may involve preferential rights over common shareholders.  Debt financing, with or without equity conversion features, may involve restrictive covenants. Strategic alliances may also be dilutive to existing shareholders. In order to preserve our capital, we recently ceased efforts related to our digital media device business and terminated seven employees associated with such business and intend to focus our efforts on our web-related business. There can be no assurance that our efforts will be successful or that our financial resources will be adequate for us to continue in operation for the foreseeable future.

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

ITEM 4T - Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our interim chief executive officer concluded that our disclosure controls and procedures are effective, as of the period ended September 30, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On December 21, 2007, Edward John Kowal filed a complaint in the United States District Court, Western District of Washington, against us seeking bonus compensation he alleges is owed under his employment contract based on the potential value of the eBaums World, Inc. acquisition completed in October 2007 (Edward John Kowal v. ZVUE Corporation, Case No. 07-2-40332-9). On September 18, 2008 the claim was amended under Case No. C08-108RSL alleging that Mr. Kowal is owed compensation based on the aggregate value of consideration paid by the Company of its purchase of eBaum’s World, Inc. A trial date of March 2, 2009 has been set. The Company disputes the facts of the case and intends to vigorously defend itself.

ITEM 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title

10.1
Agreement, dated as of July 1, 2008, between ZVUE Corporation and YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 1, 2008)

10.2	Loan Agreement, dated as of July 15, 2008, between Carl Page and ZVUE Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2008)

10.3	Security Agreement, dated as of July 15, 2008, between Carl Page and ZVUE Corporation (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2008)

10.4
Amendment No.1 to Asset Purchase Agreement, dated as of July 20, 2008, among ZVUE Corporation, eBaum’s World, Inc. and Eric’s Universe, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2008)

10.5
Amendment No.1 to Employment Agreement, dated as of July 20, 2008, between ZVUE Corporation and Eric Bauman (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2008)

10.6
Amendment No.1 to Employment Agreement, dated as of July 20, 2008, between ZVUE Corporation and Neil Bauman (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2008)

10.7
Separation and Release Agreement, dated as of September 19, 2008, between Jeffrey Oscodar and ZVUE Corporation, and its parents, subsidiaries and affiliates (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2008)

10.8
Letter Agreement, dated as of September 29, 2008, between YA Global Investments, L.P. and ZVUE Corporation (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 29, 2008)

10.9
Letter Agreement, dated as of October 6, 2008, among ZVUE Corporation, eBaum’s World, Inc. and Eric’s Universe, Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2008)

31.1	Certification of Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZVUE CORPORATION

Date : November 14, 2008	By:	/s/ Ulysses Curry
Ulysses Curry Chairman and Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS:

Number	Exhibit Title

10.1
Agreement, dated as of July 1, 2008, between ZVUE Corporation and YA Global Investments, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 1, 2008)

10.2	Loan Agreement, dated as of July 15, 2008, between Carl Page and ZVUE Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2008)

10.3	Security Agreement, dated as of July 15, 2008, between Carl Page and ZVUE Corporation (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2008)

10.4
Amendment No.1 to Asset Purchase Agreement, dated as of July 20, 2008, among ZVUE Corporation, eBaum’s World, Inc. and Eric’s Universe, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2008)

10.5
Amendment No.1 to Employment Agreement, dated as of July 20, 2008, between ZVUE Corporation and Eric Bauman (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2008)

10.6
Amendment No.1 to Employment Agreement, dated as of July 20, 2008, between ZVUE Corporation and Neil Bauman (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2008)

10.7
Separation and Release Agreement, dated as of September 19, 2008, between Jeffrey Oscodar and ZVUE Corporation, and its parents, subsidiaries and affiliates (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2008)

10.8
Letter Agreement, dated as of September 29, 2008, between YA Global Investments, L.P. and ZVUE Corporation (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 29, 2008)

10.9
Letter Agreement, dated as of October 6, 2008, among ZVUE Corporation, eBaum’s World, Inc. and Eric’s Universe, Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2008)

31.1	Certification of Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002